Form 10QSB
period 2001-06-30
BAXTROM & ASSOCIATES INC
filed 2001-08-01
CIK 1140455

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-SB-12G/A

                   GENERAL FORM FOR REGISTRATION OF SECURITIES
                  OF SMALL BUSINESS ISSUERS UNDER SECTION 12(b)
                     OR 12(g) OF THE SECURITIES ACT OF 1934



                           Baxtrom & Associates, Inc.
              (Exact name of small business issuer in its charter)



                                     NEVADA
                 (State or other jurisdiction of incorporation)


                                   86-1024819
                      (I.R.S. Employer Identification No.)



                                 8776 East Shea
                                  Suite B3A323
                              Scottsdale, AZ 85260
                                 (604) 602-9262

          (Address and telephone number of principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

 Form 10-SB
                               Table of Contents

Part I

Item                                                                        Page

Item 1 Description of Business                                                 2

Item 2 Management's Discussion and Analysis or Plan of Operation              11

Item 3 Description of Property                                                17

Item 4 Security Ownership of Certain Beneficial Owners and Management         17

Item 5 Directors, Executive Officers, Promoters and Control Persons           17

Item 6 Executive Compensation                                                 17

Item 7 Certain Relationships and Related Transactions                         19

Item 8 Description of Securities                                              19

PART II

Item 1 Market Price of and Dividends on the Registrant's common Equity
       and Other Stock Stockholder Matters                                    19

Item 2 Legal Proceedings                                                      19

Item 3 Changes in and Disagreements with Accountants on Accounting            20

Item 4 Recent Sales of Unregistered Securities                                20

Item 5 Indemnification of Directors and Officers                              21

Part F/S                                                                      22

Part III

Item 1 Index to Exhibits                                                      28

Signatures                                                                    28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Since its inception on July 16, 1998, Baxtrom & Associates, Inc., a Nevada corporation (the "Company") has not engaged in any operations other than organizational matters. It was formed specifically to be a "blank check" or "clean public shell" corporation, for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company is a "clean public shell" because it has not commenced operational activities, and has no debt liabilities. The Company has not been involved in any litigation nor has it had any prior regulatory problems or business failures. We believe that a strong attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company without any history of prior business failures, litigation or prior regulatory problems.

The executive offices of the Company are located at 8776 East Shea, Suite B3A323, Scottsdale, Arizona 85260. Its telephone number is (604)602-9262. The President and Director of the Company is Kevin Ericksteen. The Secretary and Treasurer is Deanna Olson. Mr. Ericksteen was not the original incorporator of the Company. Mr. Ericksteen retained the services of a third party to incorporate or provide already incorporated Nevada companies. Subsequent to incorporation, the original incorporator resigned as director and Mr. Ericksteen was appointed as President and Director and Ms. Olson as Secretary, Treasurer and Director. Mr. Ericksteen continues as President and Director and Director and Ms. Olson as Secretary, Treasurer and Director. Both are majority shareholders.

Mr. Ericksteen has commenced implementation of the Company's principal business purpose, which is to seek merger or acquisition candidates. The Company intends to seek to acquire assets or shares of an entity actively engaged in business, which generates revenues, in exchange for its securities. The Company has not selected any company as an acquisition or merger candidate and does not intend to limit itself to any particular field or industry, but does, in its sole discretion, retain the right to do so. The Company's plans are in the conceptual stage only. There is no relationship between the particular name of the Company and the Company's intended business plan. If successful in completing a merger or acquisition, the Company expects that it would change its name to reflect the marketing goals of the business combination.

As is described fully in Item 5 herein, Mr. Ericksteen and Ms. Olson have had a controlling interest in other shell companies, which have effected mergers or acquisitions similar to that which the Company will be seeking. In these situations, Mr. Ericksteen and Ms. Olson plan to sell their controlling interests in the shell companies for cash. The other shareholders of the shell companies received interests in the applicable new company as a result of the merger or acquisition.

COMPETITION

The Company is an insignificant participant, which competes among firms, which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company in this field. In view of the Company's limited financial resources and management availability, the Company continues to be at a significant competitive disadvantage.

REGULATION AND TAXATION

The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and to any target company.

PATENTS

The Company owns no patents and no Internet domain names.

EMPLOYEES

The Company has no full-time or part-time employees. Mr. Ericksteen, the President and Director and Ms. Olson, the Secretary, Treasurer and Director, have agreed to allocate a nominal portion of their time to the activities of the Company without compensation.

LEGAL PROCEEDINGS

The Company is not subject to any pending litigation, legal proceedings or claims.

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

THE COMPANY HAS TWO OFFICERS.

The Company's President and Director is Kevin Ericksteen. Deanna Olson is the Secretary, Treasurer and Director. Both are majority shareholders. Because management consists of only Mr. Ericksteen and Ms. Olson, the Company does not benefit from multiple judgments that a greater number of directors or officers would provide. The Company must rely completely on the judgment of its two officers when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable. Mr. Ericksteen and Ms. Olson, anticipate devoting only a nominal amount of time per month to the business of the Company. Neither Mr. Ericksteen nor Ms. Olson have entered into a written employment agreement with the Company and they are not expected to do so. The Company has not obtained key man life insurance on Mr. Ericksteen or Ms. Olson. The loss of the services of Mr. Ericksteen and/or Ms. Olson would adversely affect development of the Company's business and its likelihood of continuing operations.

THE COMPANY HAS NO OPERATING HISTORY, NO REVENUE, MINIMAL ASSETS
AND OPERATES AT A LOSS.

The Company has no operating history or any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company has operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues, at least until the consummation of a business combination. As of December 31, 2000, the Company had incurred expenses of approximately $ 1,220. Mr. Ericksteen has paid these expenses and he has no expectation or agreement with the Company for reimbursement for those expenses. There is no assurance that the Company will ever be profitable.

MR. ERICKSTEEN AND MS. OLSON MAY HAVE CONFLICTS OF INTEREST WITH THE
COMPANY.

The terms of any future business combination involving the Company may include such terms as Mr. Ericksteen and Ms. Olson remaining officers of the Company following the business combination. However, the terms of a business combination may provide for a payment by cash, securities or otherwise to Mr. Ericksteen and Ms. Olson for the purchase or retirement of all or part of their common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Ericksteen and Ms. Olson would directly benefit from such employment or payment. These benefits may influence Mr. Ericksteen and Ms. Olson's choice of a target company. In addition, the Articles of Incorporation of the Company provide that the Company indemnifies its officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

As is described fully in Item 5 herein, Mr. Ericksteen and Ms. Olson have had a controlling interest in other shell companies, which have effected mergers or acquisitions similar to that which the Company will be seeking. In these situations, Mr. Ericksteen and Ms. Olson plan to sell their controlling interests in the shell companies for cash. The other shareholders of the shell companies received interests in the applicable new company as a result of the merger or acquisition.

In addition, Mr. Ericksteen and Ms. Olson have participated or are currently participating in other blank check companies, which may compete directly with the Company. See Item 5 for a listing of these companies. Additional conflicts of interest and non-arm's length transactions may also arise in the future. As of the date of this prospectus, Mr. Ericksteen and Ms. Olson have been or currently are involved with five shell companies, approximately five of which are or will be seeking business opportunities for mergers or acquisitions. Consequently, there are potential inherent conflicts of interest in Mr. Ericksteen and Ms. Olson acting as officers of the Company. Conflicts could also arise if the Company were to enter into any business combination with a company in which Mr. Ericksteen and/or Ms. Olson are involved. This type of business transaction is not an arm's-length transaction because of Mr. Ericksteen and Ms. Olson's potential involvement with both parties. While there is no policy prohibiting such a transaction, the Company currently does not intend to engage in a business combination of this type.

Many states, including Nevada where the Company is incorporated, have enacted laws to address breaches of fiduciary duties of management when conflicts of interest become problematic. You should note that shareholders' pursuit of remedies under state laws could be prohibitively expensive and time consuming.

THE COMPANY'S PROPOSED OPERATIONS ARE SPECULATIVE.

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the not-yet-identified target company. While business combinations with entities having established operating histories are preferred, we cannot guarantee that the Company will be successful in locating candidates meeting such criteria. In the event the Company does complete a business combination, the success of the Company's operations will be dependent upon the management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

THE PURCHASE OF PENNY STOCKS CAN BE RISKY.

     There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
(i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.



     Shareholders should be aware that, according to Securities and Exchange Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales person; and (iv) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Thus an investor may lose his entire investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

THERE IS A SCARCITY OF, AND SIGNIFICANT COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed companies, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for the Company. Nearly all of these other participants have greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates. As of the date of this prospectus, Mr. Ericksteen and Ms. Olson have been or currently are involved with five shell companies, approximately five of which are or will be seeking business opportunities for mergers or acquisitions.

CURRENTLY, THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION WITH THE COMPANY AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION.

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We cannot guarantee that the Company will be successful in identifying and evaluating any suitable business opportunities or in concluding a business combination. We have not selected any particular industry or specific business within an industry as a potential target company. The Company has not established any criteria, including a specific length of operating history or a specified level of earnings, assets, and/or net worth, which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. We cannot guarantee you that the Company will be able to negotiate a business combination on terms favorable to the Company.

WE MAY BE DELAYED OR PRECLUDED FROM AN ACQUISITION BY REPORTING
REQUIREMENTS.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. The Company will report the information about the merger or acquisition and the audited financials on Form 8-K. The target company will have the obligation for obtaining audited financial statements. The additional time and costs for some potential target companies to prepare financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have, or are unable to obtain, the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, these audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company. After the consummation of the merger or acquisition, if Mr. Ericksteen and/or Ms. Olson do not assume a director or officer position with the new company, they will have no legal or other obligation or responsibility for the reporting requirements of the new company. All obligations and responsibilities will reside with the management of the new company.

WE LACK MARKET RESEARCH AND MARKETING ORGANIZATION.

The Company has not conducted, and others have not made available to the Company, market research indicating that demand exists for the transactions we contemplate. Even in the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination. As of the date of this prospectus, Mr. Ericksteen has been or currently is involved with five (5) shell companies, approximately five (5)of which are or will be seeking business opportunities for mergers or acquisitions.

WE LIKELY WILL HAVE A CHANGE IN CONTROL AND MANAGEMENT FOLLOWING A BUSINESS COMBINATION.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, Mr. Ericksteen may agree to sell or transfer all or a portion of his common stock to provide the target company with all or majority control of the Company. The resulting change in control of the Company will occur without your vote and will likely result in removal of Mr. Ericksteen as the President and Director and director and Ms. Olson as the Secretary, Treasurer and Director of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

A BUSINESS COMBINATION WILL POSSIBLY DILUTE THE VALUE OF THE
COMPANY'S SHARES.

A business combination normally will involve the issuance of a significant number of additional shares of the Company's common stock. Depending upon the value of the assets acquired in the business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.


THERE ARE STATE AND FEDERAL REGULATIONS THAT MIGHT AFFECT THE
TRANSFERABILITY OF THE COMPANY'S SHARES.

The Company has not registered its shares for resale under the securities or "blue sky" laws of any state and has no plans to register or qualify its shares in any state. Current shareholders, and persons who desire to purchase the shares in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the securities.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies, or in "blind- pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     1. Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     2. Not eligible for the transactional exemption from registration for non-issuer transactions by a registered broker-dealer;

     3. Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     4. Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     5. Required to be placed in escrow and the proceeds received held in escrow subject to various limitations; or

     6. Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies, or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on offerings by blank check companies (or companies meeting such a definition, i.e., having no current business operations and no specific business plan or purpose) have been adopted in:

                Alaska              Nevada                 Tennessee
                Arkansas            New Mexico             Texas
                California          Ohio                   Utah
                Delaware            Oklahoma               Vermont
                Florida             Oregon                 Washington
                Georgia             Pennsylvania
                Idaho               Rhode Island
                Indiana             South Carolina
                Nebraska            South Dakota


The Company's selling efforts, and any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered. The Company has no current plan to register its shares in any state and does not anticipate doing so until after the consummation of a merger or acquisition, after which it will no longer be classified as a blank check company. The Company has not taken, and does not contemplate taking, any steps to ensure compliance with state securities laws.

There also may be restrictions on resale of the shares under federal law. The Division of Corporation Finance of the SEC is of the view that none of the shares of the Company are 'freely transferable,' but the SEC itself has not officially expressed any views on this matter.

A BUSINESS COMBINATION MAY RESULT IN UNFAVORABLE TAXATION TO THE
COMPANY.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company.

However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction and their shareholders.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS - GENERAL

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. Mr. Ericksteen, the Company's President and Director and Ms. Olson, the Company's Secretary, Treasurer and Director, have not had any material discussions with any company with respect to the acquisition of any one specific company.

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. Our discussion of the proposed business of the Company is purposefully general and is meant to demonstrate the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

SOURCES OF OPPORTUNITIES

The Company does not intend to actively seek out investors. Rather, the Company seeks to merge with or acquire assets or shares of an entity, which is already actively engaged in a business that generates revenues, in exchange for the Company's common stock. Mr. Ericksteen and Ms. Olson expect that upon successful regulatory clearance of this Form 10-SB, they will be contacted by a number of target companies.

In addition, the Company anticipates that business opportunities will be referred to it by various sources, including Mr. Ericksteen and Ms. Olson, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of Mr. Ericksteen and Ms. Olson as well as indirect associations between him and other business and professional people. We cannot predict the number of individuals or companies who may approach Mr. Ericksteen and Ms. Olson about the Company.

The Company will not enter into a business combination with a company in which Mr. Ericksteen and/or Ms. Olsen or their affiliates or associates have a current ownership interest. However, there is no policy, corporate bylaw or shareholder resolution prohibiting the Company from merging or acquiring a business, asset or company in which any potential promoter, affiliate or associate of the Company or Mr. Ericksteen has any direct or indirect ownership.

The Company does not currently plan to engage professional firms specializing in business acquisitions or reorganizations; however the Company has not formulated any policy regarding the use of consultants or outside advisors. In addition, the Company has not, and does not intend to, advertise in search of business opportunities. However, the Company may, in the future, advertise and promote itself in financial newspapers, magazines and on the Internet.

The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

The Company anticipates that its selection of a business opportunity in which to participate may be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Mr. Ericksteen and Ms. Olson believe that there are numerous firms seeking the benefits of a publicly traded corporation like the Company. The perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, insufficient capital with which to provide the owners of potential target companies with any significant cash or other assets. However, Mr. Ericksteen and Ms. Olson believe the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The target company will also incur significant legal and accounting costs in connection with the business combination including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, Mr. Ericksteen and Ms. Olson have not conducted market research and is not aware of statistical data, which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

EVALUATION OF OPPORTUNITIES

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Ericksteen. Mr. Ericksteen will be the key person in the search, review and negotiation with potential acquisition or merger candidates. While Mr. Ericksteen likely has no quantifiable experience in the businesses of any particular target companies that may be reviewed, he has experience in managing development stage companies similar to the Company. Mr. Ericksteen will rely upon his own efforts in accomplishing the business purposes of the Company. Mr. Ericksteen is currently employed in other positions and will devote only a nominal portion of his time to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable. After that time, however, Mr. Ericksteen expects to spend full time in investigating and closing any acquisition. In addition, in the face of competing demands for his time, Mr. Ericksteen may grant priority to his other positions rather than to the Company.

For example, in analyzing prospective business opportunities, Mr. Ericksteen will consider the following matters:

     1. The available technical, financial and 1. The available technical, financial and managerial resources;

     2. Working capital and other financial requirements of the target;

     3. The target's history of operations, if any;

     4. The target's prospects for the future;

     5. The present and expected competition in the target's industry;

     6. The quality and experience of management services which may be available and the depth of that management within the target;

     7. The potential for further research, development or exploration in the target's industry;

     8. Specific risk factors which may be anticipated to impact the proposed activities of the Company;

     9. The potential for growth or expansion and profit;

     10. The perceived public recognition or acceptance of products, services or trades of the target and the industry and brand or name identification; and

     11. All other relevant factors.

Mr. Ericksteen and/or his legal and financial advisers intend to meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Mr. Ericksteen will personally pay for his meetings and expenses while he is evaluating opportunities and the Company will not reimburse him for his time or expenses. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Mr. Ericksteen is currently involved in promoting approximately five blank check companies, all of which plan to have their shares registered with the SEC under the Securities and Exchange Act of 1934. All of these companies are in various stages of searching for merger or acquisition opportunities, and thus, there are potential inherent conflicts of interest in Mr. Ericksteen and Ms. Olson acting as officers of the Company and these other companies. See Item 5 "Directors, Executive Officers, Promoters and Control Persons" for a listing of companies in which Mr. Ericksteen and Ms. Olson are involved. Insofar as they are engaged in other business activities, Mr. Ericksteen and Ms. Olson anticipate they will devote only a nominal amount of time to the Company's affairs. In addition, Mr. Ericksteen and/or Ms. Olson may in the future become a shareholder, officer or director of other companies, which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such other entities.

The Company does not currently have a right of first refusal pertaining to opportunities that come to Mr. Ericksteen's attention insofar as such opportunities may relate to the Company's proposed business operations. Mr. Ericksteen will consider merger and/or acquisition opportunities and intends to make them -available to the Company and the companies that he is affiliated with on an equal basis and in his sole discretion. The Company has not adopted any conflict of interest policy with respect to these types of transactions. If a situation arises in which more than one company with which Mr. Ericksteen is involved desires to merge with or acquire a specific target company and the principals of the proposed target company have no preference as to which company will merge or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

ACQUISITION OF OPPORTUNITIES

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties. However, as is customary in the industry, the Company may pay a finder's fee for persons locating and introducing an acquisition prospect. In the event the Company consummates a transaction with an entity introduced by a finder, we may compensate the finder for the referral in the form of a finder's fee. If a finder's fee is paid, we anticipate that the finder's fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or in the form of cash consideration. If the finder's fee is paid in the form of common stock, the Board of Directors will approve this issuance. If the finder's fee is in the form of cash, the payment will have to be tendered by the acquisition or merger candidate because the Company has insufficient cash available to make any fee payment. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the dollar amount involved. These fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.

As part of any transaction, the acquired company may require that Mr. Ericksteen, Ms. Olson or other shareholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. The sales price of these shares may be lower than the anticipated market price of the Company's common stock at that time. The Company's shareholders will not be provided the opportunity to approve or consent to such sale.

Mr. Ericksteen may actively negotiate for the purchase of his common stock as a condition to or in connection with a proposed merger or acquisition transaction. Any terms of a sale of Mr. Ericksteen's shares may not be afforded to other shareholders of the Company. The opportunity to sell all or a portion of his shares in connection with an acquisition may influence Mr. Ericksteen's decision to enter into a specific transaction. However, Mr. Ericksteen believes that since the anticipated sales price will potentially be less than market value, the potential of a stock sale will be a material factor in any decision to enter a specific transaction. This description of potential sales of Mr. Ericksteen's stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Mr. Ericksteen in connection with any acquisition.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with the target corporation. The Company may also purchase stock or assets of the existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. Mr. Ericksteen may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders. Except as may be required by state or federal securities law applicable to the particular form of transfer, the Company does not intend to provide its shareholders with any complete disclosure documents, including a proxy statement and/or audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

A potential target might insist that the Company issue the target shares of the Company's common stock as part of the business combination. We believe that any stock that the Company might issue in any reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register the shares either at the time the transaction is consummated, under certain conditions or at specified time thereafter. The issuance of substantial additional shares of stock and their potential sale into any trading market in the Company's common stock may have a dilutive and depressive effect on such trading market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, we expect that the parties to the business combination will want to avoid the creation of a taxable event and structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In this event, the shareholders of the Company, including past and current investors, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. However, treatment as a tax free reorganization will not be a condition of any future business combination and if it is not the case, the Company will not obtain an opinion of counsel that the reorganization will be tax free.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products, which it may acquire. The Company does not intend to raise any funds, via private placement or otherwise, prior to the effectiveness of a merger or acquisition. Upon the merger or acquisition, the Company intends to obtain funds in one or more private placements to finance the operation of the acquired business. Persons purchasing securities in these placements and other shareholders may not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a blank check because any investors will entrust their investment to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Accordingly, the Company would probably be required to give up a substantial portion of its interest in any acquired product. We cannot assure you that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

We believe that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time, attention and costs for accountants, attorneys and others. If the Company and/or the target business decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. In addition, following the merger the target company will incur additional expenses of complying with the annual and periodic reporting requirements included in the Securities Exchange Act of 1934. These will include legal, accounting, printing, filing and related costs.

ITEM 3.   DESCRIPTION OF PROPERTY.

The Company has a working agreement with one of its shareholders for use of office space, telephones and secretarial services supplied free of charge. The Company has no property.

ITEM 4.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents certain information regarding beneficial ownership of the Company's common stock as of January 12, 2000, by Mr. Ericksteen and Ms. Olson. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Title of      Name and Address of          Amount and Nature of       Percent of
Class         Beneficial Owner             Beneficial Owner           Class

Common        Kevin Ericksteen             400,000                      40 %

Common        Deanna Olson                 400,000                      40 %


ITEM 5.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

A member of the Board of Directors of the Company serves until the next annual meeting of shareholders, or until the member's successor has been elected. An officer serves at the pleasure of the Board of Directors.

Currently, there are only two executive officers that serve as Directors as well:

Name                     Age       Position

Kevin                     25       President and Director
Ericksteen

Deanna Olson              28       Secretary, Treasurer and Director

Kevin Ericksteen has been President and Director since January 12, 1999. He attended University of San Diego Law School and holds a Bachelor of Arts degree from Arizona State University in Tempe, Arizona. As Consultant at Pala Mesa Investments in Kamloops, British Columbia, Mr. Ericksteen analyzed business opportunities, focusing on real estate feasibility as well as various chosen projects. As President at Pala Mesa Investments, his work includes analysis and evaluation of emerging companies' business plans and models as well as determining valuation of prospective companies wishing to obtain listing on a public exchange.

Deanna Olson has been Secretary and Director since January 12, 1999. Ms. Olson attended University College of the Cariboo in Kamloops, British Columbia. For the last five years she has worked as an administrative assistant for various publicly and privately held companies.

The following chart summarizes certain information concerning the blank check companies with which Mr. Ericksteen and Ms. Olson are or have been a director and which have filed or intend to file a registration statement with the SEC, as of December 31, 2000. The term "n/a" indicates that the company referenced has not entered into an agreement for a business combination or merger, nor has it filed its form 10SB.

Company Name                 Merger                State        10SB file date
SEC file number              Status
                            (If applicable)


AM Marketing, Inc.           N/A                   Nevada       February 7, 2001


Ameralink, Inc.              N/A                   Nevada       February 7, 2001


E.L. Hunter, Inc.            N/A                   Nevada       February 2, 2001


Desert Sky Consulting, Inc.  N/A                   Nevada       February 7, 2001

ITEM 6.   EXECUTIVE COMPENSATION.

No employment compensation is paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. It's President and Director, Mr. K. Ericksteen, and Secretary/Treasurer and Director Ms. Olson, do not receive any compensation for their duties. On January 12, 1999, the Company issued 400,000 shares of common stock for cash to Mr. K. Ericksteen. On January 12, 1999, the Company issued 400,000 shares of common stock for cash to Ms.D. Olson. Neither Mr. Ericksteen nor Ms. D. Olson has received any other compensation for their services rendered to the Company and they are not accruing compensation. As of the date of this registration, the Company has no funds available to pay officers and directors.

The Company has no employment agreements with any persons. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

ITEM 7.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Under Rule 405 promulgated under the Securities Act of 1933, Mr. Ericksteen and Ms. Olsen may be deemed to be a promoter of the Company. No other persons are known to management that would be deemed to be promoters.

ITEM 8.   DESCRIPTION OF SECURITIES.

Each shareholder of common stock, either in person or by proxy, may cast one vote per share of common stock held on all matters to be voted on. The presence, in person or by proxy, of the holders of a majority of the total number of shares entitled to vote constitutes a quorum for the transaction of business. Assuming that a quorum is present, the affirmative vote of a majority of the shares of the Company present in person or represented by proxy is required. The Company's articles of incorporation do not provide for cumulative voting or preemptive rights. There are no outstanding options or warrants of any kind for the Company's common stock.

The transfer agent, warrant agent and registrar for the Common Stock is First American Stock Transfer, 1717 East Bell Road, Suite 2, Phoenix, Arizona 85022-6200.

PART II

ITEM 1.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
          COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

The Company's common stock is not currently traded. There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in the Company's securities.

No dividends have been declared on the Company's stock. The Company does not foresee any dividends being declared in the near future.

ITEM 2.   LEGAL PROCEEDINGS.

Not Applicable.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING.

Not Applicable.

ITEM 4.   RECENT SALES OF UNREGISTERED SECURITIES.

As of January 31, 2001, we had 1,000,000 shares of our $.001 par value common stock issued and outstanding of which 200,000 shares were issued in transactions exempt by reason of Section 4(2) of the Securities Act of 1933, as amended. As of January 26, 2001, the Company had the following 37 stockholders of record:


Date        Class        Shares        Price        Consideration    Issued To:

1/12/99     Common       1,000         $0.001       Cash           D. Allen

1/12/99     Common       1,000         $0.001       Cash           K. Aulin

1/12/99     Common       1,000         $0.001       Cash           P. Aulin

1/12/99     Common       1,000         $0.001       Cash           S. Aura

1/12/99     Common       1,000         $0.001       Cash           P. Bains

1/12/99     Common       1,000         $0.001       Cash           D. Barrett

1/12/99     Common       1,000         $0.001       Cash           S. Bott

1/12/99     Common       1,000         $0.001       Cash           D. Durante

1/12/99     Common       1,000         $0.001       Cash           J. Durante

1/12/99     Common       1,000         $0.001       Cash           P. Durante

1/12/99     Common       1,000         $0.001       Cash           R. Durante

1/12/99     Common      43,000         $0.001       Cash           B. Ericksteen

1/12/99     Common      84,000         $0.001       Cash           J. Ericksteen

1/12/99     Common     400,000         $0.001       Cash (1)       K. Ericksteen

1/12/99     Common       1,000         $0.001       Cash           M. Finch

1/12/99     Common       1,000         $0.001       Cash           D. Gouin

1/12/99     Common       1,000         $0.001       Cash           E. Gouin

1/12/99     Common       1,000         $0.001       Cash           G. Ireland

1/12/99     Common       1,000         $0.001       Cash           D. Laforge

1/12/99     Common       1,000         $0.001       Cash           N. Laforge

1/12/99     Common       1,000         $0.001       Cash           S. Lorence

1/12/99     Common       1,000         $0.001       Cash           B. McLean

1/12/99     Common       1,000         $0.001       Cash           D. McLean

1/12/99     Common       1,000         $0.001       Cash           A.. Miller

1/12/99     Common       1,000         $0.001       Cash           G. Moore

1/12/99     Common       1,000         $0.001       Cash           M. Newman

1/12/99     Common     400,000         $0.001       Cash (1)       D. Olson

1/12/99     Common      41,000         $0.001       Cash           R. Olson

1/12/99     Common       1,000         $0.001       Cash           D. Pehl

1/12/99     Common       1,000         $0.001       Cash           K. Pehl

1/12/99     Common       1,000         $0.001       Cash           S. Rodgers

1/12/99     Common       1,000         $0.001       Cash           E. Sponaugle

1/12/99     Common       1,000         $0.001       Cash           S. Sponaugle

1/12/99     Common       1,000         $0.001       Cash           D. Tateishi

1/12/99     Common       1,000         $0.001       Cash           M. Tateishi

1/12/99     Common       1,000         $0.001       Cash           D. Walker

1/12/99     Common       1,000         $0.001       Cash           J. Wieler

            Total    1,000,000         $2,000       Cash

(1) Officer and director of the Company.

Between January 12, 1999 and January 31, 2001, we issued to 37 individuals and entities an aggregate 1,000,000 shares of our $.001 par value common stock at $0.001 each issued in transactions exempt by reason of Section 4(2) of the Securities Act of 1933, as amended, for a total consideration of $2,000 in cash. Of the 1,000,000 shares issued, all 1,000,000 are restricted.

ITEM 5.   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Under the Nevada Revised Statute 78.7502, a corporation's articles of incorporation may include a provision eliminating or limiting the personal liability of a director or officer to the corporation or its stockholders for damages for breach of fiduciary duty as a director or officer. Such a provision may not, however, eliminate or limit the liability of a director or officer for
(a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (b) the payment of unlawful distributions to shareholders in violation of section 78.300 of the Nevada Revised Statutes.

The Company's  Articles of  Incorporation  mirror these statutory  requirements.
Article 12 provides that no director or officer of the Company shall be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer. This provision, however, shall not eliminate or limit the liability of a director or officer for (a) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (b) the payment of dividends in violation of section 78.300 of the Nevada Revised Statutes. Any repeal or modification of this Article by the Company's shareholders shall be prospective only.

The Company's By-Laws provide that the Company shall indemnify, to the fullest extent not prohibited by the Nevada General Corporation Law, its present and former directors and officers, as well as any person who is serving, or has served, at the request of the Company as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Prior to a final disposition, the Company shall advance to any director or officer who has been named, or has been threatened to be named, as a party to any threatened, pending, or completed action, suit, or proceeding due to their present or former status as a director or officer of the Company all expenses actually and necessarily incurred, provided that the Company is in receipt of an undertaking by or on behalf of such person to repay said amounts if it should be ultimately determined that such person is not entitled to indemnification under these By-Laws or otherwise. However, no advance shall be made by the Company to an officer, unless he or she is or was a director, in any action, suit or proceeding if it is reasonably and promptly determined by (a) the Board of Directors by a majority vote of a quorum consisting of directors who are not parties to the action, suit or proceeding or (b) an independent legal counsel in a written opinion, at the direction of a quorum of disinterested directors, that such person acted in bad faith or in a manner that such person did not believe to be in the best interests of the Company. The Company shall not be required to indemnify any director or officer against any proceeding initiated by such person unless (a) such indemnification is expressly required by law, (b) the proceeding was authorized by the Board of Directors of the Company, (c) such indemnification is provided by the Company in its sole discretion or (d) such indemnification is required to be made under the By-Laws.

Rights to indemnification under these By-Laws shall be deemed to be contractual rights that may be modified through individual contracts with the Company's directors and officers. No such contracts have been made as of the date of filing of this Form 10-SB. These rights shall not be deemed exclusive of any other rights which those indemnified may have or later acquire under any statute, provision of the Articles of Incorporation, provision of the By- Laws, agreement, vote of stockholders, or otherwise. These rights shall continue to one who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors, and administrators of such a person.

PART F/S

FINANCIAL STATEMENTS

TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT                                                 F-1
BALANCE SHEET                                                                F-2
STATEMENT OF OPERATIONS                                                      F-3
STATEMENT OF STOCKHOLDERS' EQUITY                                            F-4
STATEMENT OF CASH FLOWS                                                      F-5
NOTES TO FINANCIAL STATEMENTS                                                F-6

The consolidated financial statements of the Company required to be included in Part F/S are set forth below.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Baxtrom & Associates, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Baxtrom & Associates, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000 and for the period from July 16, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits .

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxtrom & Associates, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2000 and for the period from July 16, 1998 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Braverman & Company, P.C.
Prescott, Arizona
March 31, 2001

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                         MARCH 31,  DECEMBER 31,
                                                           2001         2000
                                                        ----------   -----------
                                                        (unaudited)
                                     ASSETS
TOTAL ASSETS                                            $        -   $         -
                                                        ==========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (DEFICIT)

CURRENT LIABILITIES
     Shareholder advances                               $    6,515   $     5,555
                                                        ----------   -----------
             Total Current Liabilities                       6,515         5,555
                                                        ----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares
          authorized, 1,000,000 issued and outstanding       1,000         1,000
     Paid-in capital                                         1,800         1,800
    (Deficit) accumulated during the development stage      (9,315)       (8,355)
                                                        ----------   -----------
             Total Stockholders' Equity (Deficit)           (6,515)       (5,555)
                                                        ----------   -----------
                                                        $        -   $         -
                                                        ==========   ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                      F-2

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                                  STATEMENTS OF
                                   OPERATIONS

                                                                                               Cummulative
                                                                                                   from
                                                                                                July 16,
                                                                                             1998(Inception)
                                         For the Three Months Ended    For the Years Ended           to
                                                 March 31,                  December              March 31,
                                         --------------------------  -------------------------
                                          2001              2000          2000         1999         2001
                                         -----------   -----------   -----------    ----------   ---------
REVENUE                                  $         -   $         -   $         -    $        -   $       -
                                         -----------   -----------   -----------    ----------   ---------
EXPENSES:
   General and administrative                    960           960         2,985         2,985       9,315
                                         -----------   -----------   -----------    ----------   ---------
             Total Expenses                      960           960         2,985         2,985       9,315
                                         -----------   -----------   -----------    ----------   ---------
NET (LOSS)                               $      (960)  $      (960)  $    (2,985)   $   (2,985)  $  (9,315)
                                         -----------   -----------   -----------    ----------   ---------
NET (LOSS) PER COMMON SHARE-Basic               *             *             *             *
                                         ===========   ===========   ===========    ==========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING               1,000,000     1,000,000     1,000,000     1,000,000
                                         ===========   ===========   ===========    ==========
*Less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                      F-3

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE PERIOD FROM JULY 16, 1998
                                   (INCEPTION)
                                TO MARCH 31, 2000

                                                                                       (Deficit)
                                                                                      Accumulated
                                                                                      During the
                                                 Common Stock            Paid-in     Development
                                              Shares        Amount       Capital         Stage      Total
                                           ---------     ---------     ---------      ---------  --------
(audited)
Balances, at inception                             -     $       -     $       -    $        -   $      -
Proceeds from sale of common
  stock at $.01 per share                    200,000           200         1,800                    2,000
Proceeds from sale of common
  stock  At $.001 per share                  800,000           800                                    800
  Net (loss) for the period                                                             (2,385)    (2,385)
                                           ---------     ---------     ---------      --------   --------
Balances, December 31, 1998                1,000,000         1,000         1,800       (2,385)        415
                                           ---------     ---------     ---------      --------   --------
  Net (loss) for the year                                                               (2,985)    (2,985)

Balances, December 31, 1999                1,000,000         1,000         1,800        (5,370)    (2,570)
  Net (loss) for the year                                                               (2,985)    (2,985)
                                           ---------     ---------     ---------      --------   --------
Balances, December 31, 2000                1,000,000         1,000         1,800        (8,355)    (5,555)
(unaudited)

  Net (loss) for the three months
   ended March 31, 2001                                                                   (960)      (960)
                                           ---------     ---------     ---------      --------   --------
Balances, March 31, 2001                   1,000,000    $    1,000      $  1,800      $ (9,315)  $ (6,515)
                                           =========     =========     =========      ========   ========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                                  STATEMENTS OF
                                   CASH FLOWS

                                                                                             Cummulative
                                                                                                 from
                                                                                                July 16,
                                                                                                  1998
                                                                                               (Inception)
                                          For the Three Months Ended      For the Years Ended       to
                                                    March 31,                  December 31,      March 31,
                                           -----------------------    ------------------------  ---------
                                              2001          2000          2000          1999       2001
                                           ---------     ---------     ---------      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) from operations             $    (960)    $    (960)    $  (2,985)    $  (2,985)  $ (8,355)
    Adjustments to reconcile net (loss) to net
      cash used by operating activities:
           Changes in:
                   Shareholder advances          960           960         2,985         2,985      5,555
                                           ---------     ---------     ---------      --------   --------
Net Cash (Used) by
Operating Activities                               -             -             -             -     (2,800)
                                           ---------     ---------     ---------      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                                  2,800
                                           ---------     ---------     ---------      --------   --------
Net Cash From Financing Activities                 -             -             -             -      2,800
                                           ---------     ---------     ---------      --------   --------
NET INCREASE IN CASH                               -             -             -             -          -

CASH, beginning of period                          -             -             -             -          -
                                           ---------     ---------     ---------      --------   --------
CASH, end of period                        $       -     $       -     $       -      $      -   $      -
                                           =========     =========     =========      ========   ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           BAXTROM & ASSOCIATES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Baxtrom & Associates, Inc. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is presently in the process of filing a Form 10-SB. The Company's objective is to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. Its year-end is December 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to become a reporting company, which will enhance its ability to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2000, accumulated deductible expenses incurred since inception of $8,355, resulted in a $1,671 deferred tax asset. A valuation allowance of $1,671 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company, although the certificates were not transferred as of December 31, 2000, to the original shareholders who acquired them.

                           BAXTROM & ASSOCIATES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, office expenses, filing, resident agent and auditing fees. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid by the principal shareholder using the proceeds received from the sale of the 1,000,000 shares of the Company's common stock of $2,800.

NOTE 3- COMMITMENTS

In connection with the proposed filing of a Form 10-SB, the Company has and may incur other fees and costs in 2001 prior to its completion. Since the filing does not include the sale of additional securities, all costs and expenses incurred are being charged to operations as incurred.

                                       F-7

PART III

Item 1.                                     Index to Exhibits.

Exhibit 1.                                  Articles of Incorporation.

Exhibit 2.                                  Bylaws.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

Baxtrom & Associates, Inc.
(Registrant)

Date:  May 14, 2001

By: /s/Kevin Ericksteen
-----------------------
Kevin Ericksteen
President and Director