Form 10QSB
period 2001-09-30
BAXTROM & ASSOCIATES INC
filed 2002-02-12
CIK 1140455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-32753

                           BAXTROM & ASSOCIATES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         861024819
(State or other jurisdiction of
incorporation or organization)               I.R.S. Employer Identification No.)


               8776 East Shea, Suite B3A323, Scottsdale, AZ 85260
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                 (604) 602-9262
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2001 was 1,000,000.

                           BAXTROM & ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                TABLE OF CONTENTS


Part I     Financial Information                                            Page

 Item 1.    Financial Statements:

        Condensed Balance Sheets...............................................3
        September 30, 2001 and December 31, 2000
        (unaudited)

        Condensed Statements of Operations for the three and nine months ended.4 September 30, 2001 and 2000 (unaudited), and cummulative from inception on July 16, 1998 through September 30, 2001(unaudited)

        Condensed Statements of Cash Flows for the nine months ended...........5
        September 30, 2001 and 2000 (unaudited), and cummulative from inception on July 16, 1998 through September 30, 2001(unaudited)

        Statement of Changes in Stockholders' equity for the period from.......6 inception on July 16, 1998 to September 30, 2001 (unaudited)

        Notes to Financial Statements (unaudited)..............................7

        Plan of operation

Part II - Other Information

  Item 1. Legal Proceedings....................................................7

  Item 2. Changes in Securities................................................7

  Item 6. Exhibits and Reports on Form.........................................7

Signatures ....................................................................7

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                                      September 30, DECEMBER 31,
                                                               2001         2000
                                                       ------------ ------------
                                                                     (unaudited)
                                     ASSETS


TOTAL ASSETS                                           $          -  $         -
                                                       ============ ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Shareholder advances                                $          -  $     5,555
                                                       ------------ ------------
         Total Current Liabilities                                -        5,555
                                                       ------------ ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
     authorized, 1,000,000 issued and outstanding             1,000        1,000
Paid-in capital                                              11,965        1,800
(Deficit) accumulated during the development stage          (12,965)      (8,355)
                                                       ------------ ------------
Total Stockholders' Equity (Deficit)                              -       (5,555)
                                                       ------------ ------------
                                                       $          -  $         -
                                                       ============ ============

                 See accompanying note to financial statements

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              Cummulative
                                                                                                                  from
                                                                                                                 July 16,
                                                                                                                   1998
                                                                                                                (Inception)
                                             For the Three Months Ended         For the Nine Months Ended          to
                                                    September 30,                     September 30,          September 30,
                                                2001             2000             2001             2000            2001
                                            ----------       ----------       ----------       ----------       ----------
REVENUE                                     $        -       $        -       $        -       $        -       $        -
                                            ----------       ----------       ----------       ----------       ----------

EXPENSES:
General and administrative                       1,075            1,350            4,610            2,310           12,965
                                            ----------       ----------       ----------       ----------       ----------
Total Expenses                                   1,075            1,350            4,610            2,310           12,965
                                            ----------       ----------       ----------       ----------       ----------
     NET (LOSS)                             $   (1,075)      $   (1,350)      $   (4,610)      $   (2,310)      $  (12,965)
                                            ==========       ==========       ==========       ==========       ==========
     NET (LOSS) PER COMMON SHARE-Basic           *                *                *                *
                                            ==========       ==========       ==========       ==========
          WEIGHTED AVERAGE NUMBER OF
            COMMON SHARES OUTSTANDING        1,000,000        1,000,000        1,000,000        1,000,000
                                            ==========       ==========       ==========       ==========

          *      Less than $.01 per share

                  See accompanying note to financial statements

                            BAXTROM ASSOCIATES, INC.
                         ( a Development Stage Company)
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (DEFICIT)

                                                                                   (Deficit)
                                                                                  Accumulated
                                                                                   During the
                                                       Common Stock      Paid-in   Development
                                                Shares      Amount       Capital     Stage          Total
                                             ---------   ---------     ---------   -----------  ---------
(audited)
Balances, at inception                               -   $       -     $       -   $         -  $       -
Proceeds from sale of common
 stock at $.001 per share                      200,000         200         1,800                    2,000
Proceeds from sale of common
 stock At $.001 per share                      800,000         800                                    800
 Net (loss) for the period                                                              (2,385)    (2,385)
                                             ---------   ---------     ---------   -----------  ---------
Balances, December 31, 1998                  1,000,000       1,000         1,800        (2,385)       415
 Net (loss) for the year                                                                (2,985)    (2,985)
                                             ---------   ---------     ---------   -----------  ---------
Balances, December 31, 1999                  1,000,000       1,000         1,800        (5,370)    (2,570)
 Net (loss) for the year                                                                (2,985)    (2,985)
                                             ---------   ---------     ---------   -----------  ---------
Balances, December 31, 2000                  1,000,000       1,000         1,800        (8,355)    (5,555)
 Net (loss) for the three months
 ended March 31 2001                                                                      (960)      (960)
                                             ---------   ---------     ---------   -----------  ---------
Balances, March 30, 2001 (unaudited)         1,000,000       1,000         1,800        (9,315)    (6,515)
 Net (loss) for the three months
 ended June 30, 2001                                                                    (2,575)    (2,575)
                                             ---------   ---------     ---------   -----------  ---------
Balances, June 30, 2001 (unaudited)          1,000,000      1,000          1,800       (11,890)    (9,090)
 Contributed capital                                                      10,165                   10,165
 Net (loss) for the three months
 ended September 30, 2001                                                               (1,075)    (1,075)
                                             ---------   ---------     ---------   -----------  ---------
Balances, September 30, 2001 (unaudited)     1,000,000   $   1,000     $  11,965   $   (12,965) $       -
                                             =========   =========     =========   ===========  =========

                  See accompanying note to financial statements

                            BAXTROM ASSOCIATES, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Cummulative
                                                                                      from
                                                                                    July 16,
                                                                                      1998
                                                                                  (Inception)
                                                       For The Nine Months Ended       to
                                                            September 30,        September 30,
                                                           2001          2000         2001
                                                        ----------    ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations                              $   (3,535)   $   (1,635)  $   (12,965)
Adjustments to reconcile net (loss) to net
cash used by operating activities:
   Contributed capital                                      10,165                      10,165
   Changes in:
     Shareholder advances                                   (6,630)        1,635             -
                                                        ----------    ----------   -----------
Net Cash (Used) by Operating
Activities                                                       -             -        (2,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                               -             -         2,800
                                                        ----------    ----------   -----------
   Net Cash From Financing Activities                            -             -         2,800
                                                        ----------    ----------   -----------
NET INCREASE IN CASH                                             -             -             -

CASH, beginning of period                                        -             -             -
                                                        ----------    ----------   -----------
CASH, end of period                                     $        -    $        -   $         -
                                                        ==========    ==========   ===========

                  See accompanying note to financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended December 31, 2000.


ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


AM MARKETING, INC.
(Registrant)

Date:  February 12, 2002

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director