Form 10KSB
period 2001-12-31
BAXTROM & ASSOCIATES INC
filed 2002-02-14
CIK 1140455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2001 was 1,000,000.

                           BAXTROM & ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                TABLE OF CONTENTS


Part I    Financial Information                                            Page

 Item 1.  Financial Statements:

          Independent Auditor's Report                                       F-1

          Balance Sheet                                                      F-2

          Statements Of Operations                                           F-3

          Statements Of Stockholders' Equity                                 F-4

          Statements Of Cash Flows                                           F-5

          Notes To Financial Statements                                      F-6

 Item 2.  Plan of operation

Part II - Other Information

  Item 1. Legal Proceedings....................................................7

  Item 2. Changes in Securities................................................7

  Item 6. Exhibits and Reports on Form.........................................7

Signatures ....................................................................7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Baxtrom & Associates, Inc., Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of Baxtrom & Associates, Inc., Inc. (a Nevada corporation in the development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2001, and for the period from July 16, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxtrom & Associates, Inc., Inc., as of December 31, 2001, and the results of its operations and its cash flows for each of each of the years in the two year period ended December 31, 2001 and for the period from July 16, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


Braverman & Company, P.C.
Prescott, Arizona
February 7, 2002

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                    December
                                    31, 2001




                                     ASSETS

TOTAL ASSETS                                                        $          -
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


TOTAL LIABILITIES                                                   $          -
                                                                    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, par value $.001, 25,000,000 shares
      authorized, 1,000,000 issued and outstanding                         1,000
    Paid-in capital                                                       13,540
    (Deficit) accumulated during the development stage                   (14,540)
                                                                    ------------

           Total Stockholders' Equity (Deficit)                                -
                                                                    ------------
                                                                    $          -
                                                                    ============

                 See accompanying note to financial statements

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                     Cummulative
                                                                        from
                                                                       July 16,
                                                                        1998
                                                                     (Inception)
                                                For the Years Ended      to
                                                    December 31,     December 31,
                                                  2001        2000      2001
                                             ----------- ----------- -----------
REVENUE                                       $        -  $        -  $        -

EXPENSES:
   General and administrative                      6,185       2,985      14,540
                                             ----------- ----------- -----------
     Total Expenses                                6,185       2,985      14,540
                                             ----------- ----------- -----------
NET (LOSS)                                    $   (6,185) $   (2,985) $  (14,540)
                                             =========== =========== ===========
NET (LOSS) PER COMMON SHARE-Basic             $    (0.01)        *
                                             =========== ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                      1,000,000   1,000,000
                                             =========== ===========
* less than $.01 per share


                  See accompanying note to financial statements

                         BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                       (Deficit)
                                                                       Accumulated
                                                                       During the
                                       Common Stock           Paid-in  Development
                                   Shares        Amount       Capital      Stage           Total
                                ---------    ----------    ----------   ----------    ----------
   Balances, at inception               -    $        -    $        -   $        -    $        -
Proceeds from sale of common
    stock at $.01 per share       200,000           200         1,800                      2,000
Proceeds from sale of common
   stock at par value $.001       800,000           800                                      800
   Net (loss) for the period                                                (2,385)       (2,385)
                                ---------    ----------    ----------   ----------    ----------
 Balances, December 31, 1998    1,000,000         1,000         1,800       (2,385)          415
    Net (loss) for the year                                                 (2,985)       (2,985)
                                ---------    ----------    ----------   ----------    ----------
 Balances, December 31, 1999    1,000,000         1,000         1,800       (5,370)       (2,570)
    Net (loss) for the year                                                 (2,985)       (2,985)
                                ---------    ----------    ----------   ----------    ----------
 Balances, December 31, 2000    1,000,000         1,000         1,800       (8,355)       (5,555)
     Contributed capital                                       11,740                     11,740
    Net (loss) for the year                                                 (6,185)       (6,185)
                                ---------    ----------    ----------   ----------    ----------
 Balances, December 31, 2001    1,000,000    $    1,000    $   13,540   $  (14,540)   $        -
                                =========     =========    ==========   ==========    ==========

                  See accompanying note to financial statements

                           BAXTROM & ASSOCIATES, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                    Cummulative
                                                                                        from
                                                                                      July 16,
                                                                                       1998
                                                                                    (Inception)
                                                          For the Years Ended            to
                                                              December 31,         December 31,
                                                             2001           2000         2001
                                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) from operations                          $      (6,185) $     (2,985) $   (14,540)
    Adjustments to reconcile net (loss) to net
            cash used by operating activities:
              Contributed capital                              11,740                     11,740
              Changes in:
                   Shareholder advances                        (5,555)        2,985            -
                                                        ------------  ------------  ------------
         Net Cash (Used) by Operating Activities                    -             -       (2,800)
                                                        ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                     2,800
                                                        ------------  ------------  ------------
         Net Cash From Financing Activities                         -             -        2,800
                                                        ------------  ------------  ------------
NET INCREASE IN CASH                                                -             -            -

CASH, beginning of period                                           -             -            -
                                                        ------------  ------------  ------------
CASH, end of period                                     $           -  $          -  $         -
                                                        ============  ============= ============

                  See accompanying note to financial statements

                           BAXTROM & ASSOCIATES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Baxtrom & Associates, Inc. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is a reporting company. The Company's objective is to merge with a company whose operations will be sufficient to sustain positive cash flows and achieve profitable operations. Its year-end is December 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year end.


For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2001, accumulated deductible expenses incurred since inception of $5090, resulted in a $1,018 deferred tax asset. A valuation allowance of $1,018 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.


NOTE 2 - CONTRIBUTED CAPITAL

Operating expenses since inception include amounts incurred by the Company for management services, office expenses, filing, resident agent and auditing and accounting fees. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid or provided at fair market valued by the principal shareholder using the proceeds received from the sale of the 1,000,000 shares of the Company's common stock of $2,800. As of December 31, 2001, all of the net expenses incurred have been contributed to the capital of the Company by the principal shareholder.


ITEM 2. PLAN OF OPERATION

The Company is not engaged in any material operations. The Company's plan of operation for the next 12 months is to continue to seek an acquisition or merger candidate that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition or merger, the Company will be required to issue shares of its Common Stock as the sole consideration for such transaction. As of the date of this Annual Report the Company is engaged in preliminary negotiations with Asia European
Investments. Inc., of Alberta, Canada regarding a potential business combination. These discussions remain on going. During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing with its state of incorporation, maintaining the Company current in its SEC reporting obligations, or paying expenses associated with reviewing or investigationg any potential business venture. Required cash may be advanced by management or principal stockholders as loans or additional capital contributions to the Company. Although the company has identified a possible merger candidate, as of this Annual Report there have been no additional costs associated with this venture.


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


AM MARKETING, INC.
(Registrant)

Date:  February 13, 2002

By:/s/Kevin Ericksteen
----------------------
Kevin Ericksteen
President and Director