Form 10KSB/A
period 2001-12-31
BAXTROM & ASSOCIATES INC
filed 2002-02-15
CIK 1140455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A

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






                                TABLE OF CONTENTS


Part I    Financial Information                                            Page

 Item 1.  Financial Statements:

          Independent Auditor's Report                                         3

          Balance Sheet                                                        4

          Statements Of Operations                                             4

          Statements Of Stockholders' Equity                                   5

          Statements Of Cash Flows                                             6

          Notes To Financial Statements                                        7

 Item 2.  Plan of operation                                                    8

Part II - Other Information

  Item 1. Legal Proceedings                                                    9

  Item 2. Changes in Securities                                                9

  Item 6. Exhibits and Reports on Form                                         9

Signatures                                                                     9

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