Form 10QSB
period 2002-03-31
CEMTECH INDUSTRIES LTD
filed 2002-05-15
CIK 1140455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-32753

                           CemTech Industries Limited
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         86-1024819
--------------------------------            ------------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)


      10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1
    ------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)
                                 (403) 383-8006
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2002 was 1,000,000.

                           CEMTECH INDUSTRIES, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2002 (unaudited) and December 31, 2001 ..................... 3

        Unaudited Condensed Statements of Operations for the
        three months ended March 31, 2002 and 2001, and cummulative from inception on July 16, 1998 through March 31, 2002 ............... 4

        Unaudited Condensed Statements of Cash Flows for the
        three months ended March 31, 2002 and 2001, and cummulative from inception on July 16, 1998 through March 31, 2002 ............... 5

        Statement of Changes in Stockholders' equity for the period from from inception on July 16, 1998 through March 31, 2002 (unaudited) ... 6

        Notes to Financial Statements (unaudited) ............................ 7

Item 2  Plan of operation .................................................... 7

Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form ......................................... 7

Signatures ................................................................... 7

                           CEMTECH INDUSTRIES, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                          March, 31  December 31,
                                                              2002       2001
                                                          ----------- ----------
                                                          (unaudited)
                                     ASSETS

ASSETS                                                    $         - $        -
                                                          =========== ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Total Current Liabilities                              $         - $        -
                                                          ----------- ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
        authorized, 1,000,000 issued and outstanding            1,000      1,000
   Paid-in capital                                             15,450     13,540
   (Deficit) accumulated during the development stage         (16,450)   (14,540)
                                                          ----------- ----------

Total Stockholders' Equity (Deficit)                                -          -
                                                          ----------- ----------

                                                          $         - $        -
                                                          =========== ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CEMTECH INDUSTRIES, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Cummulative
                                                                  from
                                                                 July 16,
                                                                  1998
                                         Three Months Ended   (Inception)
                                              March 31,           to
                                            2002       2001  March 31, 2002
                                       ---------- ---------- -------------
REVENUES                               $        - $        -             -
                                       ---------- ---------- -------------
EXPENSES
   General and administrative               1,910        960        16,450
                                       ---------- ---------- -------------
   Total expenses                           1,910        960        16,450
                                       ---------- ---------- -------------
NET (LOSS)                             $   (1,910)$     (960)$     (16,450)
                                       ========== ========== =============
NET (LOSS) PER SHARE                        *         *
                                       ========== ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               1,000,000  1,000,000
                                       ========== ==========
* less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CEMTECH INDUSTRIES, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Cummulative
                                                                                   Cummulative
                                                                                      from
                                                                                    July 16,
                                                                                      1998
                                                              Three Months Ended   (Inception)
                                                                   March 31,           to
                                                               2002       2001   March 31, 2002
                                                           ---------- ---------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations                              $   (1,910)$     (960)$     (16,450)
   Adjustments to reconcile net (loss) to net
        cash used by operating activities:
            Contributed capital                                 1,910                   15,450
            Changes in:
               Shareholder advances                                          960             -
                                                           ---------- ---------- -------------

                  Net Cash (Used) by Operating Activities           -          -        (1,000)
                                                           ---------- ---------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                    1,000
                                                           ---------- ---------- -------------
                  Net Cash From Financing Activities                -          -         1,000
                                                           ---------- ---------- -------------

NET INCREASE IN CASH                                                -          -             -

CASH, beginning of period                                           -          -             -
                                                           ---------- ---------- -------------
CASH, end of period                                        $        - $        - $           -
                                                           ========== ========== =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CEMTECH INDUSTRIES, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             (Deficit)
                                                                                           Accumulated
                                                                                            During the
                                                     Common Stock        Paid-in  Development
                                               Shares          Amount   Capital     Stage        Total
                                             ----------- ----------- ----------- ----------- -----------
                                             ----------- ----------- ----------- ----------- -----------
audited
Balances, at inception                                 - $         - $         - $         - $         -
Proceeds from sale of common
   stock at $.01 per share                       200,000         200       1,800                   2,000
Proceeds from sale of common
   stock at par value $.001                      800,000         800                                 800
   Net (loss) for the period                                                          (2,385)     (2,385)
                                             ----------- ----------- ----------- ----------- -----------
Balances, December 31, 1998                    1,000,000       1,000       1,800      (2,385)        415
   Net (loss) for the year                                                            (2,985)     (2,985)
                                             ----------- ----------- ----------- ----------- -----------
Balances, December 31, 1999                    1,000,000       1,000       1,800      (5,370)     (2,570)
   Net (loss) for the year                                                            (2,985)     (2,985)
                                             ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2000                    1,000,000       1,000       1,800      (8,355)     (5,555)
Contributed capital                                                       11,740                  11,740
   Net (loss) for the year                                                            (6,185)     (6,185)
                                             ----------- ----------- ----------- ----------- -----------
Balances, December 31, 2001                    1,000,000       1,000      13,540     (14,540)          -
(unaudited)
Contributed capital                                                        1,910                   1,910

   Net (loss) for the quarter                                                         (1,910)     (1,910)
                                             ----------- ----------- ----------- ----------- -----------
Balances, March 31, 2002                       1,000,000  $    1,000  $   15,450  $  (16,450) $        -
                                                                    -
                                             =========== =========== =========== =========== ===========

    The accompanying notes are an integral part of these financial statements

Notes to Financial Statements (unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.

Note 2. CHANGE OF CORPORATE NAME

In February 2002 the Company changed its name to CemTech Industries, Limited from Baxtrom & Associates, Inc. In addition, the Company's former Board of Directors was replaced with a new Board of Directors effective February 1, 2002.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         Form 8-K's were filed during the quarter covered by this report.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


Registrant: CemTech Industries Limited
Date: May 14, 2002
/s/ Theodore K. Cantlon
-------------------------------
Theodore K. Cantlon
President and Director