Form 10QSB
period 2002-06-30
CEMTECH INDUSTRIES LTD
filed 2002-09-04
CIK 1140455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June, 2002

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2002 was 1,000,000.

                           CEMTECH INDUSTRIES, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS

                                                   TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Condensed  Balance Sheets June 30, 2002  (unaudited) and
        December 31, 2001 .................................................... 3

        Unaudited Condensed Statements of Operations for the three months and six  ended  June 30,  2002 and  2001,  and  cummulative  from inception on July 16, 1998 through June 30, 2002 ..................... 4

        Unaudited  Condensed  Statements of Cash Flows for the six months ended June 30, 2002 and 2001, and  cummulative  from inception on
        July 16, 1998 through June 30, 2002 .................................. 5

        Statement of Changes in Stockholders'  equity for the period from from inception on July 16, 1998 through June 30, 2002 (unaudited) .... 6

        Notes to Financial Statements (unaudited)............................. 7

Item 2. Plan of operation .................................................... 7

Part II Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form ......................................... 7

Signatures ................................................................... 7

                           CEMTECH INDUSTRIES, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                        June 30, December 31,
                                                         2002         2001
                                                     (unaudited)
                                                    ------------ ------------
                                     ASSETS
                                   ---------
         TOTAL ASSETS                                $         -  $         -
                                                    ------------ ------------



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ---------------------------------------------------



TOTAL LIABILITIES                                    $         -  $         -
                                                    ============ ============
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000 shares
authorized, 1,000,000 issued and outstanding               1,000        1,000
Paid-in capital                                           16,525       13,540
(Deficit) accumulated during the development stage       (17,525)     (14,540)
                                                    ------------ ------------

Total Stockholders' Equity (Deficit)                           -            -
                                                    ------------ ------------
                                                     $         -  $         -
                                                    ============ ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CEMTECH INDUSTRIES, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                            Cummulative
                                                                                                from
                                                                                              July 16,
                                                                                                1998
                                           Three Months Ended          Six Months Ended     (Inception)
                                                June 30,                  June 30,               to
                                             2002         2001         2002         2001   June 30,2002
                                       ------------ ------------ ------------ ------------ ------------
REVENUES                                $         -  $         -  $         -  $         -  $         -
                                       ------------ ------------ ------------ ------------ ------------
EXPENSES
   General and administrative                 1,075        2,575        2,985        3,535       17,525
                                       ------------ ------------ ------------ ------------ ------------
   Total expenses                             1,075        2,575        2,985        3,535       17,525
                                       ------------ ------------ ------------ ------------ ------------
NET (LOSS)                               $   (1,075) $    (2,575) $    (2,985) $    (3,535) $   (17,525)
                                       ============ ============ ============ ============ ============
NET (LOSS) PER SHARE                         *           *              *           *
                                       ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               7,000,000    7,000,000    7,000,000    7,000,000
                                       ============ ============ ============ ============
*  less than $.01 per share



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CEMTECH INDUSTRIES, LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Cummulative
                                                                                  from
                                                                                July 16,
                                                                                  1998
                                                         Six Months Ended     (Inception)
                                                              June 30,             to
                                                         2002       2001     June 30, 2002
                                                    ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations                        $    (1,075) $    (3,535) $   (17,525)
   Adjustments to reconcile net (loss) to net
      cash used by operating activities:
           Contributed capital                             1,075                    16,525
              Changes in:
                  Shareholder advances
                                                                        3,535            -
                                                    ------------ ------------ ------------
              Net Cash (Used) by Operating
              Activities                                       -            -       (1,000)
                                                    ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                1,000
                                                    ------------ ------------ ------------
              Net Cash From Financing Activities               -            -        1,000
                                                    ------------ ------------ ------------

NET INCREASE IN CASH                                           -            -            -

     CASH, beginning of period                                 -            -            -
                                                    ------------ ------------ ------------
     CASH, end of period                             $         -  $         -  $         -
                                                    ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           CEMTECH INDUSTRIES, LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                               (Deficit)
                                                                              Accumulated
                                                                               During the
                                              Common Stock          Paid-in    Development
                                           Shares        Amount     Capital       Stage        Total
                                       ------------ ------------ ------------ ------------ ------------
audited
Balances, at inception                            -  $         -  $         -  $         -  $         -
Proceeds from sale of common
 stock at $.01 per share                    200,000          200        1,800                     2,000
Proceeds from sale of common
 stock at par value $.001                   800,000          800                                    800
Net (loss) for the period                                                           (2,385)      (2,385)
                                       ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1998               1,000,000        1,000        1,800       (2,385)         415
 Net (loss) for the year                                                            (2,985)      (2,985)
                                       ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999               1,000,000        1,000        1,800       (5,370)      (2,570)
 Net (loss) for the year                                                            (2,985)      (2,985)
                                       ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000               1,000,000        1,000        1,800       (8,355)      (5,555)
Contributed capital                                                    11,740                    11,740
 Net (loss) for the year                                                            (6,185)      (6,185)
                                       ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2001               1,000,000        1,000       13,540      (14,540)           -
(unaudited)
Contributed capital                                                     1,910                     1,910
 Net (loss) for the quarter                                                         (1,910)      (1,910)
                                       ------------ ------------ ------------ ------------ ------------
Balances, March 31, 2002
(unaudited)                               1,000,000        1,000       15,450      (16,450)           -
Contributed capital                                                     1,075                     1,075
 Net (loss) for the quarter                                                         (1,075)      (1,075)
                                       ------------ ------------ ------------ ------------ ------------
Balances, June 30, 2002
(unaudited)                               1,000,000 $      1,000 $     16,525 $    (17,525) $         -
                                        =========== ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No Form 8-K's were filed during the quarter covered by this report.

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


Registrant: CemTech Industries Limited
Date: August 13, 2002
/s/ Theodore K. Cantlon
-------------------------------
Theodore K. Cantlon
President and Director