Form 10QSB
period 2002-09-30
CEMTECH INDUSTRIES LTD
filed 2004-04-06
CIK 1140455

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB

                             ----------------------

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        COMMISSION FILE NUMBER 000-32753

                             ----------------------

                            CEMTECH INDUSTRIES LTD.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                             ----------------------

                                  NEVADA, U.S.
          (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   861024819
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

           6075 SOUTH EASTERN AVE. SUITE 1, LAS VEGAS, NV 89119-3146
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702-866-2500
                          (ISSUER'S TELEPHONE NUMBER)

                             ----------------------

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Shares outstanding as of April 4, 2004: 1,000,000 shares of common stock, with no par value

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ ]

================================================================================

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Item 1 Financial Statements for the Period Ended September 30, 2002 and 2001         3

SIGNATURES

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CEMTECH INDUSTRIES LTD.

Date: April 4, 2004                      By:    /s/ Perry Wilson
                                                --------------------------------
                                                Perry Wilson
                                                President

                   LORAL INTERNATIONAL CPA & ADVISOR, L. L. C
                   MEMBER OF THE AMERICAN SEC PRACTICE SECTION

                         INDEPENDENT ACCOUNTANT'S REPORT
                                       OF
                             CEMTECH INDUSTRIES LTD


Main Address:      234 Hudson Ave No. 2882, Albany, NY 12210
                   Telephone: (518) 472-1789  Fax: (518) 472-1544
Seattle Office:    720 Third Avenue, Suite 1611, Seattle, WA 98104
                   Telephone: (206) 264-8065  Fax: (206) 264-7971
Hong Kong Address: Room 908, Wing On Center, 111 Connaught Road Central,
                   Hong Kong
                   Telephone: (850) 2882-5699 Fax: (852) 2504-5336

                           CEMTECH INDUSTRIES LIMITED

                          Reviewed Financial Statements
                For the Period Ended September 30, 2002 and 2001

CONTENTS
--------
Accountant's Report.............................................................       1-2
Balance Sheet...................................................................         3
Statement of Operations.........................................................         4
Changes in Stockholders' Equity.................................................         5
Statement of Cash Flows.........................................................         6
Notes to Financial Statements...................................................      7-10

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C
                   MEMBER OF THE AMERICAN SEC PRACTICE SECTION

MAIN ADDRESS     : 234 HUDSON AVE NO.2882, ALBANY, NY 12210
                   TELEPHONE: (518) 472-1789 FAX: (518) 472-1544
HONG KONG ADDRESS: ROOM 908, WING ON CENTER, 111 CONNAUGHT ROAD, CENTRAL,
                   HONG KONG
                   TELEPHONE (852) 2882-5699 FAX: (852) 2504-5336

                         INDEPENDENT ACCOUNTANT'S REPORT

To Cemtech Industries Ltd, the Board of Directors
   6075 South Eastern Ave., Suit 1
   Las Vegas, NV 89119-3146
   USA

We have reviewed the accompanying balance sheet of Cemtech Industries Ltd (a development stage company, see Note 3) as of September 30, 2002, and the related statements of operation, changes in shareholders' equity and cash flows for three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of the company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

As of September 30, 2002, both the company and the shares transfer agent have not updated the shareholders ownership, despite a purchase agreement has been signed on December 11, 2001 between the Company and Asia European Investments Inc.. According to the purchase agreement, Asia European Investments Inc. legally owns 85% shares of the Company from December 11, 2001 (see Note 5).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Loral International CPA & Advisor, LLC
March 30, 2004

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                               September 30,       December
                                                                   2002           31, 2001
                                                                (Unaudited)       (Audited)
                                                               -------------    -------------
ASSETS

Total Assets                                                    $          0    $           0
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Total Liabilities                                               $      1,555    $           0

STOCKHOLDERS' EQUITY (DEFICIT)

Shares, par value $0.001, 25,000,000 authorized                        1,000            1,000
     1,000,002 issued and outstanding
Paid in capital                                                       16,525           13,540
(Deficit) accumulated during the development stage                   (19,080)         (14,540)
                                                               -------------    -------------
Total Stockholders' Equity (Deficit)                           ($      1,555)   $           0

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                        $          0    $           0
                                                               =============    =============

           See accompanying notes to consolidated financial statement.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                   Cumulative
                                                                                               From July 16, 1998
                                     For the three months          For the nine months           (inception) to
                                   ended September 30, 2002      ended September 30, 2002      September 30, 2002
                                   ------------------------      ------------------------      ------------------
REVENUES                                 $        0                     $        0                 $        0

EXPENSES

   General and Administration                 1,555                          4,540                     19,080
                                        -----------                    -----------                -----------

TOTAL EXPENSES                                1,555                          4,540                     19,080

NET (LOSS)                                   (1,555)                        (4,540)                   (19,080)
                                        ===========                    ===========                ===========

NET (LOSS) PER SHARE                    ($    0.001)                   ($    0.004)               ($     0.02)

WEIGHTED AVERAGE OF
SHARES OUTSTANDING                        1,000,002                      1,000,002                  1,000,000

             See accompanying notes and independent auditor's report

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)
                                   (UNAUDITED)

                                                                                 Accumulated
                                                                                Deficit during
                                        Common Stock                Paid in      Development
                                    Shares          Amount          Capital         Stage           Total
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, AT INCEPTION

Proceeds from sales of common
  share at $0.01 per share           200,000      $      200      $    1,800     $                $    2,000
Proceeds from sale of common
  share at par value $0.001          800,000             800                                             800
Net (loss) for the period                                                             (2,385)         (2,385)
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, DECEMBER 31, 1998        1,000,000           1,000           1,800          (2,385)            415
Net (loss) for the year                                                               (2,985)         (2,985)
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, DECEMBER 31, 1999        1,000,000           1,000           1,800          (5,370)         (2,570)
Net (loss) for the year                                                               (2,985)         (2,985)
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, DECEMBER 31, 2000        1,000,000           1,000           1,800          (8,355)         (5,555)
Contributed capital                                                   11,740                          11,740
Net (loss) for the year                                                               (6,185)         (6,185)
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, DECEMBER 31, 2001        1,000,000           1,000          13,540         (14,540)              -
Contributed capital                                                    1,910                           1,910
Net (loss) for the period                                                             (1,910)         (1,910)
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, MARCH 31, 2002           1,000,001           1,000          15,450         (16,450)              -
Contributed capital                                                    1,075                           1,075
Net (loss) for the period                                                             (1,075)         (1,075)
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, JUNE 30, 2002            1,000,002           1,000          16,525         (17,525)              -
Contributed capital                                                                                        -
Net (loss) for the period                                                             (1,555)         (1,555)
                                  ----------      ----------      ----------     -----------      ----------
BALANCES, SEPTEMBER 30, 2002       1,000,002      $    1,000      $   16,525     $   (19,080)     $   (1,555)
                                  ==========      ==========      ==========     ===========      ==========

           See accompanying notes to consolidated financial statement.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS

                                                                                                     Cumulative
                                                                            For the nine         From July 16, 1998
                                                                            months ended         (inception) to
                                                                         September 30, 2002      December 31, 2001
                                                                         ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                                  $ (4,540)               $(19,080)
  Adjustments to reconcile net income to cash provided by
    operating activities:
  Changes in operating assets and liabilities:
    Increase/ (decrease) in accounts payable and accrued liabilities             1,555                   1,555
NET CASH FLOWS (USED IN) IN OPERATING ACTIVITIES                                (2,985)                (17,525)

CASH FLOWS FROM INVESTING ACTIVITIES                                                 0                       0
NET CASH FLOWS (USED IN) IN INVESTING ACTIVITIES                                     0                       0

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                                                                     1,000
  Contributed capital                                                            2,985                  16,525
                                                                              --------                --------
NET CASH FLOWS (USED IN) IN FINANCING ACTIVITIES                                 2,985                  17,525

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            0                       0
                                                                              ========                ========

  CASH, BEGINNING OF THE YEAR                                                        0                       0

  CASH, END OF THE PERIOD                                                     $      0                $      0
                                                                              ========                ========

           See accompanying notes to consolidated financial statement.

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2002

1)   GENERAL

Cemtech Industries Limited ("the Company"), formerly known as Baxtrom & Associates, Inc. ("the Company"), changed to its current name on February 1, 2002. The Company is in the development stage (see Note 3 Development Stage). It is a Nevada corporation, formed on July 16, 1998. Its address is 10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1.

Since the inception, it has had no operations. The Company's objective was to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. On December 11, 2001, the Company merged with Asia European Investments Inc. (85%), a Canadian Company.

2)   ACCOUNTING POLICIES AND PRACTICE

     a)   FISCAL YEAR ENDING DECEMBER 31

     The Company's fiscal year ends on September 30 of the following year. This Fiscal year policy has been adopted consistently in the past years.

     b)   BASIS OF PRESENTATION

     The financial statements of the Company are prepared based on its own activities. The financial statement of the holding company, namely, Asia European Investments Inc., was excluded in the Company's report.

     c)   USE OF ESTIMATES

     The preparation of the financial statements, are in conformity with generally accounting principles, requires management to make necessary estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates and assumptions used in the preparation of financial statements are appropriate to properly reflect the operations of the Company. Actual results could differ from these estimates.

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2002

     d)   ASSETS AND LIABILITIES

     As Cemtech is a shell company and has little activities since its incorporation. As of September 30, 2002, the Company has no assets but has certain liabilities.

     e)   INCOME/ REVENUE RECOGNITION

     The Company is in development stage and has not started its operations. As of September 30, 2002, there is no income/ revenue recognized.

     f)   FINANCIAL EXPENSES

     Financial expenses mainly represent the General and Administrative expenses, including accounting and filing fees. Since the Company has not maintained a bank account, all such expenses incurred to date have been accrued for.

     g)   INCOME TAX

     The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, `Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rate to apply taxable income in the year in which those temporary differences are expected to be recovered or settled. As of September 30, 2002, the Company has no deferred tax assets or liabilities, as there were no significant difference between the tax and financial statements bases of assets and liabilities.

     The Company is subjected to income taxes on an entity basis on income arising or derived from tax jurisdictions in which it operates. The current provision for income tax is provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may apply. As of September 30, 2002, the Company has not begun its operations and did not generate any operating profit. Therefore, no federal income taxes provision is required.

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2002

     3)   DEVELOPMENT STAGE

     According to SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is classified as a development stage company, as it meets two basic criteria: 1) it devotes most of its activities to establishing a new business; and 2) its principle activities have not yet commenced.

     4)   MAJOR CUSTOMERS

     Since the Company is a developing stage company and has not commenced its activities, it does not have any customer for the year ended September 30, 2002.

     5)   STOCK AND SHAREHOLDERS

     Despite the fact that the Company has merged with Asia European Investments Ltd and the majority of the purchase price has been paid, the number of shareholders stays the same as before the merge. According to the Directors, the number of shareholders would not change until the purchase of the form 10 company has been completed.

     The number of outstanding shares of the issuer's common stock, US $0.001 par value, as of September 30, 2002 was 1,000,002. The 1,000,002 were issued to 37 individuals and entities. Of the shares issued, all are restricted.

     6)   RELATED PARTY TRANSACTIONS

     Despite the Company is 85% owned by Asia European Investments Inc, there is no transaction between the two companies for the period ended September 30, 2002.

     7)   GOING CONCERN

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As of September 30, 2002, the Company has a capital deficiency of $19,080. The Company's ability to continue as a going concern is dependent upon its ability to attain profitable operations, and obtain funds from third parties that are sufficient to meet its current and future obligations.

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2002

     8)   SUBSEQUENT EVENTS

     - On February 4, 2003, Asia European Investments Inc. and Pala Mesa Investment Inc has reached an agreement to reduce the purchase price of the Company from US$ 385,000 to US$ 262,053.83.

     - On June 24, 2003, the Company has changed its address to 6075 South Eastern Ave., Suite 1, Las Vegas, NV89119-3146.