Form 10KSB
period 2002-12-31
CEMTECH INDUSTRIES LTD
filed 2004-04-06
CIK 1140455

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB

                                   ----------

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER 000-32753

                                   ----------

                             CEMTECH INDUSTRIES LTD.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                                   ----------

                                  NEVADA, U.S.
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                    861024819
                      (I.R.S. EMPLOYER INDENTIFICATION NO.)

            6075 SOUTH EASTERN AVE. SUITE 1, LAS VEGAS, NV 89119-3146
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702-866-2500
                           (ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
TITLE OF EACH CLASS
NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
COMMON SHARES WITHOUT PAR VALUE

                                   ----------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [x]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer is in the exploration stage and has no revenues for its most recent fiscal year.

         The aggregate market value of the voting stock held by non-affiliates as of April 4, 2004 was $1000.00.

         State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 4, 2004 the Registrant had 1,000,000 common shares outstanding.

         Transitional Small Business Disclosure Format (Check one:)
Yes [ ] No[ ]

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART II

 Item 7        Financial Statements for the Years Ended                      4
               December, 2002.


Signatures                                                                   3

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     CEMTECH INDUSTRIES, LTD.
     Registrant


By:  /s/ Perry Wilson
    -----------------------------
    Perry Wilson, President


Date:  April 4, 2004

                   LORAL INTERNATIONAL CPA & ADVISOR, L.L.C
                   MEMBER OF THE AMERICAN SEC PRACTICE SECTION

                          INDEPENDENT AUDITOR'S REPORT
                                       OF
                             CEMTECH INDUSTRIES LTD

Main Address:       234 Hudson Ave No. 2882, Albany, NY 12210
                    Telephone: (518) 472-1789    Fax: (518) 472-1544

Seattle Office:     720 Third Avenue, Suite 1611, Seattle, WA 98104
                    Telephone: (206) 264-8065    Fax: (206) 264-7971

Hong Kong Address:  Room 908, Wing On Center, 111 Connaught Road Central,
                    Hong Kong
                    Telephone: (850) 2882-5699   Fax: (852) 2504-5336

                           CEMTECH INDUSTRIES LIMITED

                          Audited Financial Statements
                       For the Years Ended December, 2002

CONTENTS

Auditor's Report.............................................    1-2
Balance Sheet................................................      3
Statement of Operations......................................      4
Changes in Stockholders' Equity..............................      5
Statement of Cash Flows......................................      6
Notes to Financial Statements................................   7-10

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C

                   MEMBER OF THE AMERICAN SEC PRACTICE SECTION

MAIN ADDRESS     :   234 HUDSON AVE NO.2882, ALBANY, NY 12210
                     TELEPHONE: (518) 472-1789 FAX: (518) 472-1544

SEATTLE OFFICE:      720 THIRD AVENUE, SUITE 1611, SEATTLE, WA 98104
                     TELEPHONE: (206) 264-8065 FAX: (206) 264-7971

HONG KONG ADDRESS:   ROOM 908, WING ON CENTER, 111 CONNAUGHT ROAD, CENTRAL,
                     HONG KONG
                     TELEPHONE (852) 2882-5699 FAX: (852) 2504-5336


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Cemtech Industries Ltd
6075 South Eastern Ave., Suit 1
Las Vegas, NV 89119-3146
USA

We have audited the accompanying balance sheet of Cemtech Industries Ltd (a development stage company, see Note 3) as of December 31, 2002, and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cemtech Industries Ltd as of December 31, 2001, were audited by other auditors whose report dated February 7, 2002, expressed au unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of American. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As of December 31, 2002, both the company and the stock transfer agent have not updated the shareholders ownership, despite a purchase agreement has been signed on December 11, 2001 between the Company and Asia European Investments Inc. According to the purchase agreement, Asia European Investments Inc. legally owns 85% shares of the Company from December 11, 2001 (see Note 5)

In our opinion, with the exception of the Company has not properly updated the shareholders ownership after the purchase by Asia European Investments Inc., the financial statements referred to above present fairly, in all material aspects, the financial position of Cemtech Industries Ltd as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Loral International CPA & Advisor, LLC
March 31, 2004
Albany, New York

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31, 2002   December 31, 2001
                                                             -----------------   -----------------
                                                                 (Audited)          (Audited)
                                                                 ---------          ---------
ASSETS

Total Assets                                                        $      0         $      0
                                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Total Liabilities                                                   $  5,110         $      0

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, par value $0.001, 25,000,000 shares authorised
     1,000,002 issued and outstanding                                  1,000            1,000
Paid in capital                                                       16,525           13,540
(Deficit) accumulated during the development stage                   (22,635)         (14,540)
                                                                    --------         --------
Total Stockholders' Equity (Deficit)                                ($ 5,110)        $      0

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                            $      0         $      0
                                                                    ========         ========

           See accompanying notes to consolidated financial statement.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Cumulative
                                                       From July 16, 1998
                                  For the year ended     (inception) to
                                   December 31, 2002    December 31, 2002
                                   -----------------    -----------------
REVENUES                               $         0       $         0

EXPENSES

  General and Administration                 8,095            22,635
                                         ---------         ---------
TOTAL EXPENSES                               8,095            22,635
                                         ---------         ---------
NET (LOSS)                                  (8,095)          (22,635)
                                         =========         =========
NET (LOSS) PER SHARE                       ($0.008)          ($0.022)

WEIGHTED AVERAGE OF COMMON SHARES        1,000,002         1,000,002

             See accompanying notes and independent auditor's report

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)

                                                                                Accumulated
                                                                               Deficit during
                                           Common Stock             Paid in      Development
                                      Shares           Amount       Capital         Stage            Total
                                      ------           ------       -------         -----            -----
BALANCES, AT INCEPTION
Proceeds from sales of common          200,000      $     200      $   1,800      $       0       $   2,000
  share at $0.01 per share
Proceeds from sale of common           800,000            800              0              0             800
  share at par value $0.001
Net (loss) for the period                    0              0              0         (2,385)         (2,385)

                                     ---------      ---------      ---------      ---------       ---------
BALANCES, DECEMBER 31, 1998          1,000,000          1,000          1,800         (2,385)            415
Net (loss) for the year                                                              (2,985)         (2,985)
                                     ---------      ---------      ---------      ---------       ---------
BALANCES, DECEMBER 31, 1999          1,000,000          1,000          1,800         (5,370)         (2,570)
Net (loss) for the year                                                              (2,985)         (2,985)
                                     ---------      ---------      ---------      ---------       ---------
BALANCES, DECEMBER 31, 2000          1,000,000          1,000          1,800         (8,355)         (5,555)
Contributed capital                                                   11,740                         11,740
Net (loss) for the year                      0              0                        (6,185)         (6,185)
                                     ---------      ---------      ---------      ---------       ---------
BALANCES, DECEMBER 31, 2001          1,000,000          1,000         13,540        (14,540)              0
Contributed capital                          0              0          2,985              0           2,985
Net (loss) for the year                      0              0              0         (8,095)         (8,095)
                                     ---------      ---------      ---------      ---------       ---------
BALANCES, DECEMBER 31, 2002          1,000,002      $   1,000      $  16,525      $ (22,635)      $  (5,110)
                                     =========      =========      =========      =========       =========

          See accompanying notes to consolidated financial statement.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS

                                                                                                                     Cumulative
                                                                                                                 From July 16, 1998
                                                                         For the year ended                        (inception) to
                                                                          December 31, 2002                       December 31, 2002
                                                                          -----------------                       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                                                   $ (8,095)            $                  $(22,635)
  Adjustments to reconcile net income to cash provided by
   operating activities:
  Changes in operating assets and liabilities:

   Increase/ (decrease) in accounts payable and accrued liabilities               5,110                                   5,110
NET CASH FLOWS (USED IN) IN OPERATING ACTIVITIES                                 (2,985)                                (17,525)

CASH FLOWS FROM INVESTING ACTIVITIES                                                  0                                       0
NET CASH FLOWS (USED IN) IN INVESTING ACTIVITIES                                      0                                       0

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                                                  0                                   1,000
  Contributed capital                                                             2,985                                  16,525
                                                                               --------             ---------           -------
NET CASH FLOWS (USED IN) IN FINANCING ACTIVITIES                                  2,985                                  17,525

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             0                                       0
                                                                               ========             =========           =======
  CASH, BEGINNING OF THE YEAR                                                         0                                       0

  CASH, END OF THE YEAR                                                        $      0             $                   $     0
                                                                               ========             =========           =======

           See accompanying notes to consolidated financial statement.

                                        6
Cemtech Industries Ltd

Notes to the financial statements - December 31, 2002

1)    GENERAL

Cemtech Industries Limited ("the Company"), formerly known as Baxtrom & Associates, Inc. ("the Company"), changed to its current name on February 1, 2002. The Company is in the development stage (see Note 3 Development Stage). It is a Nevada corporation, incorporated on July 16, 1998. Its operational address is at 10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1.

Since the inception, the Company has had no operations. The Company's objective was to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. On December 11, 2001, the Company merged with Asia European Investments Inc. (85%), a Canadian Company.

2)    ACCOUNTING POLICIES AND PRACTICE

      A) FISCAL YEAR ENDING DECEMBER 31

      The Company's fiscal year ends on December 31 and this fiscal year policy has been adopted consistently in the past years.

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

Cemtech Industries Ltd
Notes to the financial statements - December 31, 2002

      D) ASSETS AND LIABILITIES

      As Cemtech is a shell company and has little activities since its incorporation. As of December 31, 2002, the Company has no assets but incurred certain liabilities.

      E) INCOME/ REVENUE RECOGNITION

      The Company is in development stage and has not started its operations. As of December 31, 2002, there is no income/ revenue recognized.

      F) FINANCIAL EXPENSES

      Financial expenses mainly represent the General and Administrative expenses, including accounting and filing fees. Since the Company has not maintained a bank account, all such expenses incurred to date have been accrued for.

      G) INCOME TAX

      The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, `Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rate to apply taxable income in the year in which those temporary differences are expected to be recovered or settled. As of December 31, 2002, the Company has no deferred tax assets or liabilities, as there were no significant difference between the tax and financial statements bases of assets and liabilities.

      The Company, an US incorporated company with operational base located in Canada therefore, is subjected to income taxes on an entity basis on income arising or derived from tax jurisdictions in which it operates. The current provision for income tax is provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may apply. As of December 31, 2002, the Company has not begun its operations and did not generate any operating profit. Therefore, no federal income taxes provision is required.

Cemtech Industries Ltd
Notes to the financial statements - December 31, 2002

      3) DEVELOPMENT STAGE

      According to SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is classified as a development stage company, as it meets two basic criteria: 1) it devotes most of its activities to establishing a new business; and 2) its principle activities have not yet commenced.

      4) MAJOR CUSTOMERS

      Since the Company is a developing stage company and has not commenced its activities, it does not have any customer for the year ended December 31, 2002.

      5) STOCK AND SHAREHOLDERS

      Despite the fact that the Company has merged with Asia European Investments Ltd and the majority of the purchase price has been paid, the number of shareholders stays the same as before the merger. According to the Directors, the number of shareholders would not change until the purchase of the Form 10 company has been completed.

      The number of outstanding shares of the issuer's common stock, US $0.001 par value, as of December 31, 2002 was 1,000,002. The 1,000,002 were issued to 37 individuals and entities. Of the shares issued, all are restricted.

      6) RELATED PARTY TRANSACTIONS

      Despite the Company is 85% owned by Asia European Investments Inc, there is no transaction between the two companies for the year ended December 31, 2002.

      7) GOING CONCERN

      These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As of December 31, 2002, the Company has a capital deficiency of $22,635. The Company's ability to continue as a going concern is dependent upon its ability to attain profitable operations, and obtain funds from third parties that are sufficient to meet its current and future obligations.

Cemtech Industries Ltd
Notes to the financial statements - December 31, 2002

      8)    SUBSEQUENT EVENTS

      - On February 4, 2003, Asia European Investments Inc. and Pala Mesa Investment Inc has reached an agreement to reduce the purchase price of the Company from US$ 385,000 to US$ 262,053.83.

      - On June 24, 2003, the Company has changed its address to 6075 South Eastern Ave., Suite 1, Las Vegas, NV89119-3146.