Form 10QSB
period 2003-03-31
CEMTECH INDUSTRIES LTD
filed 2004-04-06
CIK 1140455

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

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

           6075 SOUTH EASTERN AVE., SUITE 1, LAS VEGAS, NV 89119-3146
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Transition Small Business Disclosure Format (Check One):    Yes [ ]    No [ ]


================================================================================

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1    Financial Statements for the Period Ended March 31, 2003
               and  2002                                                       3

SIGNATURES                                                                     3

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CEMTECH INDUSTRIES LTD.


Date: April 4, 2004                    By: /s/ Perry Wilson
                                           -------------------------------------
                                           Perry Wilson
                                           President

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C
                   MEMBER OF THE AMERICAN SEC PRACTICE SECTION







                         INDEPENDENT ACCOUNTANT'S REPORT
                                       OF
                             CEMTECH INDUSTRIES LTD





















Main Address:    234 Hudson Ave No. 2882, Albany, NY 12210
                 Telephone: (518) 472-1789    Fax: (518) 472-1544
Seattle Office:  720 Third Avenue, Suite 1611, Seattle, WA 98104
                 Telephone: (206) 264-8065    Fax: (206) 264-7971
Hong Kong        Room 908, Wing On Center, 111 Connaught Road Central, Hong Kong
Address:         Telephone: (850) 2882-5699   Fax: (852) 2504-5336

                           CEMTECH INDUSTRIES LIMITED

                          Reviewed Financial Statements
                  For the Period Ended March 31, 2003 and 2002


CONTENTS
Accountant's Report........................................................  1-2
Balance Sheet..............................................................    3
Statement of Operations....................................................    4
Changes in Stockholders' Equity............................................    5
Statement of Cash Flows....................................................    6
Notes to Financial Statements..............................................  7-9

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C
                   MEMBER OF THE AMERICAN SEC PRACTICE SECTION
--------------------------------------------------------------------------------
MAIN ADDRESS:   234 HUDSON AVE NO.2882, ALBANY, NY 12210
                TELEPHONE: (518) 472-1789    FAX: (518) 472-1544
SEATTLE OFFICE: 720 THIRD AVENUE, SUITE 1611, SEATTLE, WA 98104
                TELEPHONE: (206) 264-8065    FAX: (206) 264-7971
HONG KONG       ROOM 908, WING ON CENTER, 111 CONNAUGHT ROAD, CENTRAL, HONG KONG
ADDRESS:        TELEPHONE (852) 2882-5699    FAX: (852) 2504-5336
--------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANT'S REPORT

To    The Board of Directors
      Cemtech Industries Ltd
      6075 South Eastern Ave., Suit 1
      Las Vegas, NV 89119-3146, USA

We have reviewed the balance sheet of Cemtech Industries Ltd (a development stage company, see Note 3) as of March 31, 2003, and the related statements of operation, changes in shareholders' equity and cash flows for periods then ended. These financial statements are the responsibility of the company's management.

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

As of March 31, 2003, both the company and the shares transfer agent have not updated the shareholders ownership, despite a purchase agreement has been signed on December 11, 2001 between the Company and Asia European Investments Inc. According to the purchase agreement, Asia European Investments Inc. legally owns 85% shares of the Company from December 11, 2001 (see Note 5)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Loral International CPA & Advisor, LLC
March 31, 2004

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                               March 31, 2003             December 31, 2002
                                                                         --------------------------   ------------------------
                                                                                (Unaudited)                   (Audited)
                                                                         --------------------------   ------------------------
ASSETS

Total Assets                                                                                $    0                     $    0
                                                                         ==========================   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Total Liabilities                                                                            6,665                      5,110

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, par value $0.001, 25,000,000 shares authorised
     1,000,002 issued and outstanding                                                        1,000                      1,000
Paid in capital                                                                             16,525                     16,525
(Deficit) accumulated during the development stage                                         (24,190)                   (22,635)
                                                                         --------------------------   ------------------------

Total Stockholders' Equity (Deficit)                                                       ($6,665)                    $    0

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                                    $    0                     $    0
                                                                         ==========================   ========================






           See accompanying notes to consolidated financial statement.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                       Cumulative
                                                                                                   From July 16, 1998
                                                                   For the three months              (inception) to
                                                                   ended March 31, 2003               March 31, 2003
                                                               -----------------------------   ----------------------------
REVENUES                                                                             $    0                          $   0

EXPENSES
  General and Administration                                                          1,555                         24,190
                                                               -----------------------------   ----------------------------


TOTAL EXPENSES                                                                        1,555                         24,190

NET (LOSS)                                                                           (1,555)                       (24,190)
                                                               =============================   ============================

NET (LOSS) PER SHARE                                                                ($0.001)                        ($0.02)

WEIGHTED AVERAGE NUMBER                                                           1,000,002                      1,000,002
  OF COMMON SHARES OUTSTANDING









             See accompanying notes and independent auditor's report

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)

                                                                                            Accumulated
                                                                                           Deficit during
                                                Common Stock                 Paid in        Development
                                          Shares          Amount             Capital           Stage           Total
                                       --------------------------------  ---------------   --------------- ---------------
BALANCES, AT INCEPTION
Proceeds from sales of common                200,000            $  200           $ 1,800         $                $ 2,000
  share at $0.01 per share
Proceeds from sale of common                 800,000               800                                                800
  share at par value $0.001
Net (loss) for the period                                                                         (2,385)          (2,385)
                                       -------------   ----------------  ---------------   -------------   --------------

BALANCES, DECEMBER 31, 1998                1,000,000             1,000             1,800          (2,385)             415
Net (loss) for the year                                                                           (2,985)          (2,985)
                                       -------------   ----------------  ---------------   -------------   --------------

BALANCES, DECEMBER 31, 1999                1,000,000             1,000             1,800          (5,370)          (2,570)
Net (loss) for the year                                                                           (2,985)          (2,985)
                                       -------------   ----------------  ---------------   -------------   --------------

BALANCES, DECEMBER 31, 2000                1,000,000             1,000             1,800          (8,355)          (5,555)
Contributed capital                                                               11,740                           11,740
Net (loss) for the year                                                                           (6,185)          (6,185)
                                       -------------   ----------------  ---------------   -------------   --------------

BALANCES, DECEMBER 31, 2001                1,000,000             1,000            13,540         (14,540)              --
Contributed capital                                                                2,985                            2,985
Net (loss) for the year                                                                           (8,095)          (8,095)
                                       -------------   ----------------  ---------------   -------------   --------------

BALANCES, DECEMBER 31, 2002                1,000,002             1,000            16,525         (22,635)          (5,110)
Contributed capital
Net (loss) for the period                                                                         (1,555)          (1,555)
                                       -------------   ----------------  ---------------   -------------   --------------

BALANCES, MARCH 31, 2003                   1,000,002            $1,000           $16,525        $(24,190)         $(6,665)
                                       =============   ================  ===============   =============   ==============

           See accompanying notes to consolidated financial statement.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED CASH FLOWS

                                                                                                              Cumulative
                                                                                For the                   From July 16, 1998
                                                                           three months ended               (inception) to
                                                                             March 31, 2003                  March 31, 2003
                                                                      -----------------------------   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                                                                                $(1,555)                     $ (24,190)
 Adjustments to reconcile net income to cash provided by
  operating activities:
 Changes in operating assets and liabilities:
  Increase/ (decrease) in accounts payable and accrued liabilities                           1,555                          6,665

NET CASH FLOWS (USED IN) IN OPERATING ACTIVITIES                                                 0                        (17,525)

CASH FLOWS FROM INVESTING ACTIVITIES                                                             0                              0
NET CASH FLOWS (USED IN) IN INVESTING ACTIVITIES                                                 0                              0

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                                                              0                          1,000
 Contributed capital                                                                             0                         16,525
                                                                      -----------------------------   ----------------------------

NET CASH FLOWS (USED IN) IN FINANCING ACTIVITIES                                                 0                         17,525

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        0                              0
                                                                      =============================   ============================

 CASH,  BEGINNING OF THE YEAR                                                                    0                              0

 CASH, END OF THE PERIOD                                                                   $     0                      $       0
                                                                      =============================   ============================



           See accompanying notes to consolidated financial statement.

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2003

1)   GENERAL

Cemtech Industries Limited ("the Company"), formerly known as Baxtrom & Associates, Inc. ("the Company"), changed its current name on February 1, 2002. The Company is in the development stage (see Note 3 Development Stage). It is a Nevada corporation, incorporated on July 16, 1998. Its operational address is at 10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1.

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

     d)    ASSETS AND LIABILITIES

     As Cemtech is a shell company and has little activities since its incorporation. As of March 31, 2003, the Company has no assets but has certain liabilities.

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2003

     e)    INCOME/ REVENUE RECOGNITION

     The Company is in development stage and has not started its operations. As of March 31, 2003, there is no income/ revenue recognized.

     f)    FINANCIAL EXPENSES

     Financial expenses mainly represent the General and Administrative expenses, including accounting and filing fees. Since the Company has not maintained a bank account, all such expenses incurred to date have been accrued for, or paid by major shareholders in cash.

     g)    INCOME TAX

     The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, `Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rate to apply taxable income in the year in which those temporary differences are expected to be recovered or settled. As of March 31, 2003, the Company has no deferred tax assets or liabilities, as there were no significant difference between the tax and financial statements bases of assets and liabilities.

     The Company is an US corporation with operation based in Canada therefore, is subjected to income taxes on an entity basis on income arising or derived from tax jurisdictions in which it operates. The current provision for income tax is provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may apply. As of March 31, 2003, the Company has not begun its operations and did not generate any operating profit. Therefore, no federal income taxes provision is required.

3)   DEVELOPMENT STAGE

     According to SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is classified as a development stage company, as it meets two basic criteria: 1) it devotes most of its activities to establishing a new business; and 2) its principle activities have not yet commenced. As of March 31, 2003, the Company has no definitive plans for its growth and operations.

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2003

4)   MAJOR CUSTOMERS

     Since the Company is a developing stage company and has not commenced its activities, it does not have any customer for the period ended March 31, 2003.

5)   STOCK AND SHAREHOLDERS

     Despite the fact that the Company has merged with Asia European Investments Ltd and the majority of the purchase price has been paid, the number of shareholders stays the same as before the merge. According to the Directors, the number of shareholders would not change until the purchase of the form 10 company has been completed.

     The number of outstanding shares of the issuer's common stock (with US $0.001 par value) as of March 31, 2003 was 1,000,002. The 1,000,002 were issued to 37 individuals and entities. Of the shares issued, all are restricted.

6)   RELATED PARTY TRANSACTIONS

     Despite the Company is 85% owned by Asia European Investments Inc, there is no transaction between the two companies for the period ended March 31, 2003.

7)   GOING CONCERN

     These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As of March 31, 2003, the Company has a capital deficiency of $24,190. The Company's ability to continue as a going concern is dependent upon its ability to attain profitable operations, and obtain funds from third parties that are sufficient to meet its current and future obligations.

8)   SUBSEQUENT EVENTS

     o On February 4, 2003, Asia European Investments Inc. and Pala Mesa Investment Inc has reached an agreement to reduce the purchase price of the Company from US$ 385,000 to US$ 262,053.83.

     o On June 24, 2003, the Company has changed its address to 6075 South Eastern Ave., Suite 1, Las Vegas, NV89119-3146.