Form 10QSB
period 2003-06-30
CEMTECH INDUSTRIES LTD
filed 2004-07-16
CIK 1140455

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

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.

    Member of the Public Company Accounting Oversight Board (PCAOB) of United
                                     States

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       OF

                            CEMTECH INDUSTRIES LTD.

Address:    720 Third Ave., Suite 1611, Seattle, WA 98104
            Telephone: (206) 264-8065 Fax: (206) 264-7971

                           CEMTECH INDUSTRIES LIMITED

                         Review of Financial Statements
                       For the Quarter Ended June 30, 2003

CONTENT

Accountant's Report..................................................   1-2
Balance Sheet........................................................     3
Statement of Operations..............................................     4
Changes in Stockholders' Equity......................................   5-6
Statement of Cash Flows..............................................     7
Notes to Financial Statements........................................  8-12

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.

    Member of the Public Company Accounting Oversight Board (PCAOB) of United
                                     States

Seattle Address      : 720 Third Ave., Suite 1611, Seattle, WA 98104
                       Telephone: (206) 264-8065   Fax: (206) 264-7971

                         INDEPENDENT ACCOUNTANT'S REPORT

To   The Board of Directors
     Cemtech Industries Ltd.
     6075 South Eastern Ave., Suit 1
     Las Vegas, NV 89119-3146
     USA

We have reviewed the balance sheet of Cemtech Industries Ltd. (a development stage company, see Note # 3, Development Stage Company) as of June 30, 2003 (the Second Quarter), and the related statements of operations, changes in shareholders' equity and cash flows for the second quarter period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of the company personnel and analytical procedures applied to financial data. It is substantially less in scope of than an audit in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taking as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matter describe in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principals in the United States of America.

As of June 30, 2003, the Company and its stock transfer agent have not updated the shareholders' ownership (see Note # 5, Stock and Shareholders). In addition, no US Corporate Tax Returns were filed by the Company (see Note # 2g, Income
Tax).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note # 3, and Note # 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Loral International CPA & Advisor, LLC
July 4, 2004
Seattle, Washington

                           CEMTECH INDUSTRIES LIMITED

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                               June 30, 2003   December 31, 2002
                                                               -------------   -----------------
                                                                (Unaudited)        (Audited)
                                                                -----------        ---------
ASSETS
Total Assets                                                     $       0        $       0
                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total Liabilities                                                    6,665            5,110

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001, 25,000,000 shares authorized
 1,000,002 issued and outstanding                                    1,000            1,000

Paid in capital                                                     16,525           16,525

(Deficit) accumulated during the development stage                 (24,190)         (22,635)
                                                                 ---------        ---------

Total Stockholders' Equity (Deficit)                            ($   6,665)      ($   5,110)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       0        $       0
                                                                 =========        =========

                See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                        For the six months    From July 16, 1998
                                For the three months       ended June 30,       (inception) to
                                ended June 30, 2003            2003             June 30, 2003
                                -------------------     ------------------      -------------
REVENUES                           $         0              $        0           $         0

EXPENSES

  General and Administration                 0                   1,555                24,190
                                   -----------              ----------           -----------

TOTAL EXPENSES                               0                   1,555                24,190

NET (LOSS)                                   0                  (1,555)               24,190
                                   ===========              ==========           ===========

NET (LOSS) PER SHARE               $         0              $   (0.001)          $    (0.024)

WEIGHTED AVERAGE NUMBER OF           1,000,002               1,000,002             1,000,002
  COMMON SHARES OUTSTANDING

                See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED

                         (A DEVELOPMENT STAGE COMPANY)

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)

                                                                                           Accumulated
                                                                                         Deficit During
                                       Common             Stock            Paid in         Development
                                       Shares             Amount           Capital            Stage           Total
                                     ---------          ----------        ----------     --------------    ----------
BALANCES, AT INCEPTION
Proceeds from sales of common          200,000          $      200        $    1,800        $              $    2,000
  share at $0.01 per share
Proceeds from sale of common           800,000                 800                                                800
  share at par value $0.001
Net (loss) for the period                                                                    (2,385)           (2,385)
                                     ---------          ----------        ----------        -------        ----------

BALANCES, DECEMBER 31, 1998          1,000,000               1,000             1,800         (2,385)              415

Net (loss) for the year                                                                      (2,985)           (2,985)
                                     ---------          ----------        ----------        -------        ----------

BALANCES, DECEMBER 31, 1999          1,000,000               1,000             1,800         (5,370)           (2,570)

Net (loss) for the year                                                                      (2,985)           (2,985)
                                     ---------          ----------        ----------        -------        ----------

BALANCES, DECEMBER 31, 2000          1,000,000               1,000             1,800         (8,355)           (5,555)

Contributed capital                                                           11,740                           11,740

Net (loss) for the year                                                                      (6,185)           (6,185)
                                     ---------          ----------        ----------        -------        ----------

BALANCES, DECEMBER 31, 2001          1,000,000               1,000            13,540        (14,540)                0

Contributed capital                                                            2,985                            2,985

Net (loss) for the year                                                                      (8,095)           (8,095)
                                     ---------          ----------        ----------        -------        ----------

BALANCES, DECEMBER 31, 2002          1,000,002               1,000            16,525        (22,635)           (5,110)
Contributed capital
Net (loss) for the period                                                                    (1,555)           (1,555)
                                     ---------          ----------        ----------        -------        ----------

BALANCES, MARCH 31, 2003             1,000,002               1,000            16,525        (24,190)           (6,665)

Contributed capital                                                                               0                 0

           See accompanying notes to consolidated financial statement.

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)
                                  (CONTINUED)

                                                                Accumulated
                                                              Deficit During
                                Common      Stock    Paid in    Development
                                Shares      Amount   Capital       Stage        Total

Net (loss) for the period                                                  0         0
                                ---------  -------  --------  --------------   -------
BALANCES, JUNE 30, 2003         1,000,002  $ 1,000  $ 16,525  ($      24,190)  ($6,665)
                                =========  =======  ========  ==============   =======

                See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                                                              FROM JULY 16, 1998
                                                                        FOR THE SIX MONTHS      (INCEPTION) TO
                                                                        ENDED JUNE 30, 2003     JUNE 30, 2003
                                                                        -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                              ($            1,555) ($           24,190)
Adjustments to reconcile net income to cash provided by
  operating activities:
Changes in operating assets and liabilities:                                          1,555                6,665
Increase/ (decrease) in accounts payable and accrued liabilities
                                                                        -------------------   ------------------
NET CASH FLOWS (USED IN) IN OPERATING ACTIVITIES                                          0              (17,525)

CASH FLOWS FROM INVESTING ACTIVITIES                                                      0                    0
                                                                        -------------------   ------------------
NET CASH FLOWS (USED IN) IN INVESTING ACTIVITIES                                          0                    0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                                        0                 1000
Contributed capital                                                                       0               16,525
                                                                        -------------------   ------------------
NET CASH FLOWS (USED IN) IN FINANCING ACTIVITIES                                          0               17,525

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 0                    0
                                                                        ===================   ==================
CASH, BEGINNING OF THE YEAR                                                               0                    0

CASH, END OF THE YEAR                                                   $                 0   $                0
                                                                        ===================   ==================

                See accompanying notes to financial statements.

Cemtech Industries Ltd
Notes to the financial statements - June 30, 2003

1) GENERAL

Cemtech Industries Limited ("the Company"), formerly known as Baxtrom & Associates, Inc., changed to its current name on February 1, 2002. The Company is in the development stage and generates no income (see Note # 3, Development Stage Company). The Company is a Nevada corporation, incorporated on July 16, 1998. It has no full time staff or operations as of June 30, 2003. Its corresponding address was at 10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1. On June 24, 2003, the Company changed its address to 6075 South Eastern Ave., Suite 1, Las Vegas, NV, 89119-3146.

Since the inception, the Company has had no operations. The Company's objective was to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. On February 4, 2003, Asia European Investments Inc. (which owns 85% equity of the Company) and Pala Mesa Investments Inc. reached an agreement to reduce the original purchase price of the Company from US$ 385,000 to US$ 262,053. As of June 30, 2003, European Investments Inc. has paid Pala Mesa Investments Inc. US$ 202,053 for execution of the purchase agreement.

On June 24, 2003, the Board of Directors of the Company resolved to appoint Dr. Perry Wilson as President, Mr. Arthur Rubin as Secretary, Treasurer and Director, Mr. Reinhard Schlecht as Director and Mr. Arno Ballman as Director and Chairman of the Board of the Company.

2) ACCOUNTING POLICIES AND PRACTICE

  a) CALENDAR YEAR ENDING DECEMBER 31

  The Company's calendar year ends on December 31 and this policy has been adopted consistently in the past years.

Cemtech Industries Ltd
Notes to the financial statements - June 30, 2003

  b) BASIS OF PRESENTATION

  The financial statements of the Company are prepared based on its own activities. The financial statements of the holding company, namely, Asia European Investments Inc., were excluded from the Company's financial statements.

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

  d) ASSETS AND LIABILITIES

  As Cemtech is a shell company and has little activities since its incorporation. As of June 30, 2003, the Company has no assets but incurred certain liabilities (See Note # 7, Going Concern).

  e) INCOME/ REVENUE RECOGNITION

  The Company is a in development stage and has not started its operations. As of June 30, 2003, there were no income/ revenue.

  f) OPERATION EXPENSES

  Operation expenses include accounting and filing fees. All major expenses incurred are properly accrued for.

Cemtech Industries Ltd
Notes to the financial statements - June 30, 2003

  g) INCOME TAX

  The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes', which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rate to apply taxable income in the year in which those temporary differences are expected to be recovered or settled. As of June 30, 2003, the Company has no deferred tax assets or liabilities, as there were no significant difference between the tax and financial statements bases of assets and liabilities.

  The Compan may be subjected to income taxes on an entity basis on income arising or derived from tax jurisdictions in which it operates. The current provision for income tax needs to be provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may apply. As of June 30, 2003, the Company has not begun its operations and did not generate any operating profit. Therefore, no material federal income taxes provision is required.

  Despite the Company did not make profit over the years, it has not filed US corporate tax returns with the Internal Revenue Service as of June 30, 2003 (see Note # 8, Subsequent Events).

3) DEVELOPMENT STAGE COMPANY

According to SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is classified as a development stage company, as it meets two basic criteria: 1) it devotes most of its activities to establishing a new business; and 2) its principle activities have not yet commenced.

Cemtech Industries Ltd
Notes to the financial statements - June 30, 2003

4) MAJOR CUSTOMERS

Since the Company is a development stage company (See Note # 3, Development Stage Company) and has not commenced its activities, it does not have any customer for the quarter ended June 30, 2003.

5) STOCK AND SHAREHOLDERS

Despite the fact that the Company was acquired by Asia European Investments Ltd. and the majority of the purchase price has been paid (See Note # 1, General), the number of shareholders remains the same as before the merger. The number of outstanding shares of the issuer's common stock, US $0.001 par value, was 1,000,002 as of June 30, 2003. The 1,000,002 were issued to approximately 37 individuals and entities. Of the shares issued, all are restricted.

6) RELATED PARTY TRANSACTIONS

There is no related party transaction for the quarter ended June 30, 2003.

7) GOING CONCERN

These financial statements have been prepared on a going concern basis. As of June 30, 2003, the Company has suffered recurring losses from operations, and has a capital deficiency of $24,190. The Company's ability to continue its business is dependent upon its ability to attain profitable operations, and obtain additional funds that are sufficient to meet its current and future obligations. The accompanying financial statements do not include, nor reflect any provision regarding this going concern uncertainty.

Cemtech Industries Ltd
Notes to the financial statements - June 30, 2003

8) SUBSEQUENT EVENTS

- The Company is in a process to prepare its US corporate tax returns. It is the management's belief that the potential liability for the late filing of the US corporate tax returns may not be of material amount, as the Company has recurred losses over the years and is not subject to any corporate profit tax.

- The Management of the Company is to execute its certification to Cemtech financial statements in accordance with section 302 of The Sarbanes-Oxley Act of 2002. The Management believes that it shall adopt and comply with the relevant sections of The Sarbanes-Oxley Act of 2002, when the section becomes applicable in 2005.

                                     XXXXX