Form 10QSB
period 2003-09-30
CEMTECH INDUSTRIES LTD
filed 2004-07-16
CIK 1140455

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

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2004

      8) SUBSEQUENT EVENTS

      - On April 4, 2004, the Company following a letter from the US Securities and Exchange Commission (SEC), filed a Form 15 with the SEC (for certification and notice of termination of registration under Section 12(g) of the Securities

            Exchange Act of 1934 or suspension of duty to file reports under
            Section 13 and 15(d) of the Securities Exchange Act of 1934) with intent to suspend its report filing with the SEC.

      - The Company is in a process to prepare its US corporate tax returns. It is the management's belief that the potential liability for the late filing of the US corporate tax returns may not be of material amount, as the Company has recurred losses over the years and not subject to any corporate profit tax.

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

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       OF

                             CEMTECH INDUSTRIES LTD.

Address:        720 Third Ave., Suite 1611, Seattle, WA 98104
                Telephone: (206) 264-8065 Fax: (206) 264-7971

                           CEMTECH INDUSTRIES LIMITED

                         Review of Financial Statements
                    For the Quarter Ended September 30, 2003

CONTENT

Accountant's Report ............................      1-2
Balance Sheet ..................................        3
Statement of Operations ........................        4
Changes in Stockholders' Equity ................      5-6
Statement of Cash Flows ........................        7
Notes to Financial Statements ..................     8-12

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.

    Member of the Public Company Accounting Oversight Board of United States

Seattle Address       : 720 Third Ave., Suite 1611, Seattle, WA 98104
                       Telephone: (206) 264-8065   Fax: (206) 264-7971

                        INDEPENDENT ACCOUNTANT 'S REPORT

 To    The Board of Directors
       Cemtech Industries Ltd.
       6075 South Eastern Ave., Suit 1
       Las Vegas, NV 89119-3146
       USA

We have reviewed the balance sheet of Cemtech Industries Ltd. (a development stage company, see Note # 3, Development Stage Company) as of September 30, 2003 (the Third Quarter), and the related statements of operations, changes in shareholders' equity and cash flows for the third quarter period then ended. These financial statements are the responsibility of the company's management.

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

As of September 30, 2003, the Company and its stock transfer agent have not updated the shareholders' ownership (see Note # 5, Stock and Shareholders). In addition, no US Corporate Tax Returns were filed by the Company (see Note # 2g, Income Tax).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note # 3, and Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Loral International CPA & Advisor, LLC
July 4, 2004
Seattle, Washington

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                 September 30, 2003     December 31,2002
                                                                    (Unaudited)             (Audited)
                                                                 ------------------     ----------------
ASSETS
Total Assets                                                          $      0               $      0
                                                                      ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total Liabilities                                                        6,665                  5,110

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001, 25,000,000 shares authorized
  1,000,002 issued and outstanding                                       1,000                  1,000

Paid in capital                                                         16,525                 16,525

(Deficit) accumulated during the development stage                     (24,190)               (22,635)
                                                                      --------               --------

Total Stockholders' Equity (Deficit)                                 ($  6,665)             ($  5,110)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      0               $      0
                                                                      ========               ========

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                         Cumulative
                                    For the three months     For the nine months     From July 16, 1998
                                    ended September 30,      ended September 30,       (inception) to
                                            2003                    2003             September 30, 2003
                                    -------------------      -------------------     ------------------
REVENUES                                 $        0              $        0             $         0

EXPENSES

     General and Administration                   0                   1,555                  24,190
                                         ----------              ----------             -----------

TOTAL EXPENSES                                    0                   1,555                  24,190

NET (LOSS)                                        0                  (1,555)                 24,190
                                         ==========              ==========             ===========

NET (LOSS) PER SHARE                     $        0              $    (0.00)            $    (0.024)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                               1,000,002               1,000,002               1,000,002

                 See accompanying notes to financial statements

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)

                                                                             Accumulated
                                                                            Deficit During
                                    Common         Stock        Paid in      Development
                                    Shares         Amount       Capital          Stage          Total
                                  ------------------------      -------     --------------     -------
BALANCES, AT INCEPTION

Proceeds from sales of common       200,000       $    200      $ 1,800       $                $ 2,000
  share at $0.01 per share

Proceeds from sale of common        800,000            800                                         800
  share at par value $0.001

Net (loss) for the period                                                       (2,385)         (2,385)
                                  ---------       --------      -------       --------         -------

BALANCES, DECEMBER 31, 1998       1,000,000          1,000        1,800         (2,385)            415
Net (loss) for the year                                                         (2,985)         (2,985)
                                  ---------       --------      -------       --------         -------

BALANCES, DECEMBER 31, 1999       1,000,000          1,000        1,800         (5,370)         (2,570)
Net (loss) for the year                                                         (2,985)         (2,985)
                                  ---------       --------      -------       --------         -------

BALANCES, DECEMBER 31, 2000       1,000,000          1,000        1,800         (8,355)         (5,555)
Contributed capital                                              11,740                         11,740
Net (loss) for the year                                                         (6,185)         (6,185)
                                  ---------       --------      -------       --------         -------

BALANCES, DECEMBER 31, 2001       1,000,000          1,000       13,540        (14,540)              0
Contributed capital                                               2,985                          2,985
Net (loss) for the year                                                         (8,095)         (8,095)
                                  ---------       --------      -------       --------         -------

BALANCES, DECEMBER 31, 2002       1,000,002          1,000       16,525        (22,635)         (5,110)
Contributed capital
Net (loss) for the period                                                       (1,555)         (1,555)
                                  ---------       --------      -------       --------         -------

BALANCES, MARCH 31, 2003          1,000,002          1,000       16,525        (24,190)         (6,665)
Contributed capital                                                                  0               0

                See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)
                                   (CONTINUED)

                                                                       Accumulated
                                                                      Deficit During
                                   Common      Stock      Paid in      Development
                                   Shares      Amount     Capital         Stage             Total
Net (loss) for the period                                                     0                  0
                                 ---------     ------     -------      --------           --------

BALANCES, JUNE 30, 2003          1,000,002      1,000      16,525       (24,190)            (6,665)

Contributed capital                                                           0                  0

Net (loss) for the period                                                     0                  0
                                 ---------     ------     -------      --------           --------

BALANCES, SEPTEMBER 30, 2003     1,000,002     $1,000     $16,525     ($ 24,190)         ($  6,665)
                                 =========     ======     =======      ========           ========

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                                                      CUMULATIVE
                                                                                                  FROM JULY 16, 1998
                                                                       FOR THE NINE MONTHS          (INCEPTION) TO
                                                                     ENDED SEPTEMBER 30, 2003     SEPTEMBER 30, 2003
                                                                     ------------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                   $(1,555)                 $(24,190)
Adjustments to reconcile net income to cash provided by
 operating activities:
Changes in operating assets and liabilities:                                   1,555                     6,665
Increase/ (decrease) in accounts payable and accrued liabilities
                                                                             -------                  --------
NET CASH FLOWS (USED IN) IN OPERATING ACTIVITIES                                   0                   (17,525)

CASH FLOWS FROM INVESTING ACTIVITIES                                               0                         0
                                                                             -------                  --------
NET CASH FLOWS (USED IN) IN INVESTING ACTIVITIES                                   0                         0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                                 0                     1,000
Contributed capital                                                                0                    16,525

                                                                             -------                  --------
NET CASH FLOWS (USED IN) IN FINANCING ACTIVITIES                                   0                    17,525

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          0                         0
                                                                             =======                  ========

CASH, BEGINNING OF THE YEAR                                                        0                         0

CASH, END OF THE YEAR                                                        $     0                  $      0
                                                                             =======                  ========

                See accompanying notes to financial statements.

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2003

1) GENERAL

Cemtech Industries Limited ("the Company"), formerly known as Baxtrom & Associates, Inc., changed to its current name on February 1, 2002. The Company is in the development stage and generates no income (see Note # 3, Development Stage Company). The Company is a Nevada corporation, incorporated on July 16, 1998. It has no full time staff or operations as of September 30, 2003. Its corresponding address was at 10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1. On June 24, 2003, the Company changed its address to 6075 South Eastern Ave., Suite 1, Las Vegas, NV, 89119-3146.

Since the inception, the Company has had no operations. The Company's objective was to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. On February 4, 2003, Asia European Investments Inc. (which owns 85% equity of the Company) and Pala Mesa Investments Inc. reached an agreement to reduce the original purchase price of the Company from US$ 385,000 to US$ 262,053. As of September 30, 2003, European Investments Inc. has paid Pala Mesa Investments Inc. US$ 202,053 for execution of the purchase agreement.

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

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2003

   b) BASIS OF PRESENTATION

   The financial statements of the Company are prepared based on its own activities. The financial statements of the holding company, namely, Asia European Investments Inc., were excluded from the Company's financial statements

   c) USE OF ESTIMATES

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

   d) ASSETS AND LIABILITIES

   As Cemtech is a shell company and has little activities since its incorporation. As of September 30, 2003, the Company has no assets but incurred certain liabilities. (See Note # 7, Going Concern).

   e) INCOME/ REVENUE RECOGNITION

   The Company is in development stage and has not started its operations. As of September 30, 2003, there were no income/ revenue.

   f) OPERATION EXPENSES

   Operation expenses include accounting and filing fees. All major expenses incurred are properly accrued for.

   g) INCOME TAX

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2003

   The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes', which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rate to apply taxable income in the year in which those temporary differences are expected to be recovered or settled. As of September 30, 2003, the Company has no deferred tax assets or liabilities, as there were no significant difference between the tax and financial statements bases of assets and liabilities.

   The Company may be subjected to income taxes on an entity basis on income arising or derived from tax jurisdictions in which it operates. The current provision for income tax needs to be provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may apply. As of September 30, 2003, the Company has not begun its operations and did not generate any operating profit. Therefore, no material federal income taxes provision is required.

   Despite the Company did not make profit over the years, it has not filed US corporate tax returns with the Internal Revenue Service as of September 30, 2003 (see Note # 8, Subsequent Events).

  3) DEVELOPMENT STAGE

   According to SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is classified as a development stage company, as it meets two basic criteria: 1) it devotes most of its activities to establishing a new business; and 2) its principle activities have not yet commenced.

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2003

  4) MAJOR CUSTOMERS

   Since the Company is a developing stage company (See Note # 3, Development Stage Company) and has not commenced its activities, it does not have any customer for the quarter ended September 30, 2003.

  5) STOCK AND SHAREHOLDERS

   Despite the fact that the Company was acquired by Asia European Investments Ltd. and the majority of the purchase price has been paid (See Note # 1, General), the number of shareholders remains the same as before the merger. The number of outstanding shares of the issuer's common stock, US $0.001 par value, was 1,000,002 as of September 30, 2003. The 1,000,002 were issued to approximately 37 individuals and entities. Of the shares issued, all are restricted.

  6) RELATED PARTY TRANSACTIONS

   There is no related party transaction for the quarter ended September 30, 2003.

  7) GOING CONCERN

   These financial statements have been prepared on a going concern basis. As of September 30, 2003, the Company has suffered recurring losses from operations, and has a capital deficiency of $24,190. The Company's ability to continue as a going concern is dependent upon its ability to attain profitable operations, and obtain additional funds that are sufficient to meet its current and future obligations. The accompanying financial statements do not include, nor reflect any provision regarding this going concern uncertainty.

Cemtech Industries Ltd
Notes to the financial statements - September 30, 2003

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