Form 10QSB
period 2003-12-31
CEMTECH INDUSTRIES LTD
filed 2004-07-16
CIK 1140455

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

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 AND 2003

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

                          INDEPENDENT AUDITOR'S REPORT

                                       OF

                             CEMTECH INDUSTRIES LTD.

Address:   720 Third Ave., Suite 1611, Seattle, WA 98104
           Telephone: (206) 264-8065 Fax: (206) 264-7971

                           CEMTECH INDUSTRIES LIMITED

                          Audited Financial Statements
                For the Years Ended December 31, 2003, and 2002

CONTENT

Auditor's Report....................................................................      1-2
Balance Sheets......................................................................        3
Statements of Operations............................................................        4
Changes in Stockholders' Equity.....................................................        5
Statements of Cash Flows............................................................        6
Notes to Financial Statements.......................................................     7-11

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.

Member of the Public Company Accounting Oversight Board (PCAOB) of United States

Seattle Address   : 720 Third Ave., Suite 1611, Seattle, WA 98104
                    Telephone: (206) 264-8065 Fax: (206) 264-7971

                          INDEPENDENT AUDITOR'S REPORT

To    The Board of Directors
      Cemtech Industries Ltd.
      6075 South Eastern Ave., Suit 1
      Las Vegas, NV
      USA 89119-3146

We have audited the accompanying balance sheets of Cemtech Industries Ltd. (a development stage company, see Note # 3, Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

As of December 31, 2003, the Company and its stock transfer agent have not updated the shareholders' ownership (see Note # 5, Stock and Shareholders). In addition, no US Corporate Tax Returns were filed by the Company (see Note # 2g, Income Tax).

In our opinion, with the exceptions indicated above, the financial statements and the financial position of Cemtech Industries Ltd. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, present fairly in all material aspects, and in conformity with accounting principles generally accepted in the United States of America.

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

Loral International CPA & Advisor, LLC
July 4, 2004
Seattle, Washington

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                         (AUDITED)              (AUDITED)
                                                                     -----------------      -----------------
ASSETS
TOTAL ASSETS                                                              $      0               $      0
                                                                          ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total Liabilities                                                            6,665                  5,110

STOCKHOLDERS' EQUITY

Common Stock, par value $0.001, 25,000,000 shares authorized
   1,000,002 issued and outstanding                                          1,000                  1,000

Paid in capital                                                             16,525                 16,525

(Deficit) accumulated during the development stage                         (24,190)               (22,635)
                                                                          --------               --------

Total Stockholders' Equity (Deficit)                                     ($  6,665)             ($  5,110)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $      0               $      0
                                                                          ========               ========

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                   CUMULATIVE
                                                                FROM JULY 16, 1998
                                         FOR THE YEAR ENDED      (INCEPTION) TO
                                         DECEMBER 31, 2003      DECEMBER 31, 2003
                                         ------------------     ------------------
REVENUES                                    $         0            $         0

EXPENSES

     General and Administration                   1,555                 24,190
                                            -----------            -----------

TOTAL EXPENSES                                    1,555                 24,190

NET (LOSS)                                 ($     1,555)          ($    24,190)
                                            ===========            ===========

NET (LOSS) PER SHARE                       ($     0.001)          ($     0.024)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    1,000,002              1,000,002

                 See accompanying notes to financial statements

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)

                                                                         Accumulated
                                                                        Deficit During
                                  Common       Stock        Paid in      Development
                                  Shares       Amount       Capital         Stage           Total
                                 ---------    ---------    ---------    --------------    ---------
BALANCES, AT INCEPTION
Proceeds from sales of common      200,000    $     200    $   1,800      $       0       $   2,000
  share at $0.01 per share
Proceeds from sale of common       800,000          800                           0             800
  share at par value $0.001
Net (loss) for the period                0            0            0         (2,385)         (2,385)
                                 ---------    ---------    ---------      ---------       ---------

BALANCES, DECEMBER 31, 1998      1,000,000        1,000        1,800         (2,385)            415
Net (loss) for the year                  0            0            0         (2,985)         (2,985)
                                 ---------    ---------    ---------      ---------       ---------

BALANCES, DECEMBER 31, 1999      1,000,000        1,000        1,800         (5,370)         (2,570)
Net (loss) for the year                  0            0            0         (2,985)         (2,985)
                                 ---------    ---------    ---------      ---------       ---------

BALANCES, DECEMBER 31, 2000      1,000,000        1,000        1,800         (8,355)         (5,555)
Contributed capital                      0            0       11,740              0          11,740
Net (loss) for the year                  0            0            0         (6,185)         (6,185)
                                 ---------    ---------    ---------      ---------       ---------

BALANCES, DECEMBER 31, 2001      1,000,000        1,000       13,540        (14,540)              0
Contributed capital                      0            0        2,985              0           2,985
Net (loss) for the year                  0            0            0         (8,095)         (8,095)
                                 ---------    ---------    ---------      ---------       ---------

BALANCES, DECEMBER 31, 2002      1,000,002        1,000       16,525        (22,635)         (5,110)
Contributed capital                      0            0            0              0               0
Net (loss) for the year                  0            0            0         (1,555)         (1,555)
                                 ---------    ---------    ---------      ---------       ---------

BALANCES, DECEMBER 31, 2003      1,000,002    $   1,000    $  16,525     ($  24,190)     ($   6,665)
                                 =========    =========    =========      =========       =========

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                 CUMULATIVE
                                                                                             FROM JULY 16, 1998
                                                                      FOR THE YEAR ENDED       (INCEPTION) TO
                                                                      DECEMBER 31, 2003       DECEMBER 31, 2003
                                                                      ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)
Adjustments to reconcile net income to cash provided
 by operating activities:                                                 ($  1,555)             ($ 24,190)
Changes in operating assets and liabilities:
Increase/ (decrease) in accounts payable and accrued liabilities              1,555                  6,665

                                                                           --------               --------
NET CASH FLOWS (USED IN) IN OPERATING ACTIVITIES                                  0                (17,525)

CASH FLOWS FROM INVESTING ACTIVITIES                                              0                      0
                                                                           --------               --------
NET CASH FLOWS (USED IN) IN INVESTING ACTIVITIES                                  0                      0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                                0                  1,000
Contributed capital                                                               0                 16,525

                                                                           --------               --------
NET CASH FLOWS (USED IN) IN FINANCING ACTIVITIES                                  0                 17,525

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         0                      0
                                                                           ========               ========
CASH, BEGINNING OF THE YEAR                                                       0                      0

CASH, END OF THE YEAR                                                      $      0               $      0
                                                                           ========               ========

                 See accompanying notes to financial statements.

Cemtech Industries Ltd.
Notes to the financial statements - December 31, 2003 and 2002

1) GENERAL

   Cemtech Industries Limited ("the Company"), formerly known as Baxtrom & Associates, Inc., changed to its current name on February 1, 2002. The Company is in the development stage and generates no income (see Note # 3, Development Stage Company). The Company is a Nevada corporation, incorporated on July 16, 1998. It has no full time staff or business operations as of December 31, 2003. Its corresponding address was at 10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1. On June 24, 2003, the Company changed its address to 6075 South Eastern Ave., Suite 1, Las Vegas, NV, USA 89119-3146.

   Since the inception, the Company has had no operations. The Company's objective was to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. On February 4, 2003, Asia European Investments Inc. (which owns 85% equity of the Company) and Pala Mesa Investments Inc. reached an agreement to reduce the original purchase price of the Company from US$ 385,000 to US$ 262,053. As of December 31, 2003, European Investments Inc. has paid Pala Mesa Investments Inc. US$ 202,053 for execution of the purchase agreement.

   On June 24, 2003, the Board of Directors of the Company resolved to appoint Dr. Perry Wilson as President, Mr. Arthur Rubin as Secretary, Treasurer and Director, Mr. Reinhard Schlecht as Director and Mr. Arno Ballman as Director and Chairman of the Board of the Company.

   On April 4, 2004, the Company filed Form 15 with the Securities and Exchange Commission of the United States of America (SEC) with intent to suspend its duty of the SEC report filing (see Note # 8, Subsequent Events).

2) ACCOUNTING POLICIES AND PRACTICE

   a) CALENDAR YEAR ENDING DECEMBER 31

Cemtech Industries Ltd.
Notes to the financial statements - December 31, 2003 and 2002

   The Company's calendar year ends on December 31 and this policy has been adopted consistently in the past years.

   b) BASIS OF PRESENTATION

   The financial statements of the Company are prepared based on its own activities. The financial statements of the holding company, namely, Asia European Investments Inc., was excluded from the Company's financial statements.

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

   d)ASSETS AND LIABILITIES

   As Cemtech is a shell company and has little activities since its incorporation. As of December 31, 2003, the Company has no assets but incurred certain liabilities (See Note # 7, Going Concern).

   e)INCOME/ REVENUE RECOGNITION

   The Company is in a development stage and has not started its operations. As of December 31, 2003, there were no income/ revenue.

   f)OPERATION EXPENSES

   Operation expenses include accounting and filing fees. All major expenses incurred are properly accrued for.

Cemtech Industries Ltd
Notes to the financial statements - December 31, 2003 and 2002

   g) INCOME TAX

   The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rate to apply taxable income in the year in which those temporary differences are expected to be recovered or settled. As of December 31, 2003, the Company has no deferred tax assets or liabilities, as there were no significant difference between the tax and financial statements bases of assets and liabilities.

   The Company may be subjected to income taxes on an entity basis on income arising or derived from tax jurisdictions in which it operates. The current provision for income tax needs to be provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may apply. As of December 31, 2003, the Company has not begun its operations and did not generate any operating profit. Therefore, no material federal income taxes provision is required.

   Despite the Company did not make profit over the years, it has not filed US corporate tax returns with the Internal Revenue Service as of December 31, 2003 (see Note # 8, Subsequent Events).

3) DEVELOPMENT STAGE COMPANY

   According to SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is classified as a development stage company, as it meets two basic criteria: 1) it devotes most of its activities to establishing a new business;

Cemtech Industries Ltd
Notes to the financial statements - December 31, 2003 and 2002 and 2) its principle activities have not yet commenced.

4) MAJOR CUSTOMERS

   Since the Company is a development stage company (See Note # 3, Development Stage Company) and has not commenced its activities, it does not have any customer for the years ended December 31, 2003.

5) STOCK AND SHAREHOLDERS

   Despite the fact that the Company was acquired by Asia European Investments Ltd. and the majority of the purchase price has been paid (See Note # 1, General), the number of shareholders remains the same as before the merger. The numbers of outstanding shares of the issuer's common stock, US $0.001 par value, were 1,000,002 and 1,000,002 as of December 31, 2003 and 2002
   respectively. The 1,000,002 were issued to approximate 37 individuals and entities. Of the shares issued, all are restricted.

6) RELATED PARTY TRANSACTIONS

   There is no related party transaction for the years ended December 31, 2003 and 2002.

7) GOING CONCERN

   These financial statements have been prepared on a going concern basis. As of December 31, 2003 and 2002, the Company has suffered recurring losses from operations, and has a capital deficiency of $24,190 and $22,635 respectively. The Company's ability to continue its business is dependent upon its ability to attain profitable operations, and obtain additional funds that are sufficient to meet its current and future obligations. The accompanying financial statements do not include, nor reflect any provision regarding this going concern uncertainty. (See Note # 8, Subsequent Events on the Form 15 filing with the SEC).