Form 10QSB
period 2004-03-31
CEMTECH INDUSTRIES LTD
filed 2004-07-16
CIK 1140455

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

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                    LORAL INTERNATIONAL CPA & ADVISOR. L.L.C.

       Member of the Public Company Accounting Oversight Board (PCAOB) of
                                  United States

                         INDEPENDENT ACCOUNTANT'S REPORT

                                       OF

                            CEMTECH INDUSTRIES LTD.

Address:   720 Third Ave., Suite 1611, Seattle, WA 98104
           Telephone: (206) 264-8065 Fax: (206) 264-7971

                           CEMTECH INDUSTRIES LIMITED

                         Review of Financial Statements
                      For the Quarter Ended March 31, 2004

                CONTENT
                -------
Accountant's report .......................................      1-2
Balance Sheet .............................................        3
Statement of Operations ...................................        4
Changes in Stockholders' Equity ...........................      5-6
Statement of Cash Flows ...................................        7
Notes to Financial Statements .............................     8-12

                    LORAL INTERNATIONAL CPA & ADVISOR, L.L.C.

    Member of the Public Company Accounting Oversight Board of United States

Seattle Address   : 720 Third Ave., Suite 1611, Seattle, WA 98104
                    Telephone: (206) 264-8065 Fax: (206) 264-7971

                         INDEPENDENT ACCOUNTANT'S REPORT

To  The Board of Directors
    Cemtech Industries Ltd.
    6075 South Eastern Ave., Suit 1
    Las Vegas, NV 89119-3146
    USA

We have reviewed the balance sheet of Cemtech Industries Ltd (a development stage company, see Note # 3, Development Stage Company) as of March 31, 2004 (The First Quarter), and the related statements of operations, changes in shareholders' equity and cash flows for the first quarter period then ended. These financial statements are the responsibility of the company's management.

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

As of March 31, 2004, the Company and its stock transfer agent have not updated the shareholders' ownership (see Note # 5, Stock and Shareholders). In addition, no US Corporate Tax Returns were filed by the Company (see Note # 2g, Income
Tax).

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

Loral International CPA & Advisor, LLC
July 4, 2004
Seattle, Washington

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                               March 31, 2004    December 31, 2003
                                                                 (Unaudited)         (Audited)
                                                                 -----------         ---------
ASSETS
Total Assets                                                      $      0           $       0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total Liabilities                                                    6,665              6,665

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, par value $0.001, 25,000,000 shares authorized
   1,000,002 issued and outstanding                                  1,000              1,000

Paid in capital                                                     16,525             16,525

(Deficit) accumulated during the development stage                 (24,190)           (24,190)
                                                                  --------           --------

Total Stockholders' Equity (Deficit)                             ($  6,665)         ($  6,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $      0           $      0
                                                                  ========           ========

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                               From July 16, 1998
                                                    For the three months         (inception) to
                                                    ended March 31, 2004         March 31, 2004
                                                    --------------------         --------------
REVENUES                                                $         0                $         0

EXPENSES

     General and Administration                                   0                     24,190
                                                        -----------                -----------

TOTAL EXPENSES                                                    0                     24,190

NET (LOSS)                                                        0                    (24,190)
                                                        ===========                ===========

NET (LOSS) PER SHARE                                    $         0               ($     0.024)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                               1,000,002                  1,000,002

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)

                                                                                   Accumulated
                                                                                  Deficit During
                                          Common        Stock       Paid in        Development
                                          Shares        Amount      Capital           Stage          Total
                                        ---------    ----------    ----------      ------------    ----------
BALANCES, AT INCEPTION
Proceeds from sales of common             200,000    $      200    $    1,800      $               $    2,000
  share at $0.01 per share
Proceeds from sale of common              800,000           800                                           800
  share at par value $0.001
Net (loss) for the period                                                                (2,385)       (2,385)
                                        ---------    ----------    ----------      ------------    ----------

BALANCES, DECEMBER 31, 1998             1,000,000         1,000         1,800            (2,385)          415
Net (loss) for the year                                                                  (2,985)       (2,985)
                                        ---------    ----------    ----------      ------------    ----------

BALANCES, DECEMBER 31, 1999             1,000,000         1,000         1,800            (5,370)       (2,570)
Net (loss) for the year                                                                  (2,985)       (2,985)
                                        ---------    ----------    ----------      ------------    ----------

BALANCES, DECEMBER 31, 2000             1,000,000         1,000         1,800            (8,355)       (5,555)
Contributed capital                                                    11,740                          11,740
Net (loss) for the year                                                                  (6,185)       (6,185)
                                        ---------    ----------    ----------      ------------    ----------

BALANCES, DECEMBER 31, 2001             1,000,000         1,000        13,540           (14,540)            0
Contributed capital                                                     2,985                           2,985
Net (loss) for the year                                                                  (8,095)       (8,095)
                                        ---------    ----------    ----------      ------------    ----------

BALANCES, DECEMBER 31, 2002             1,000,002         1,000        16,525           (22,635)       (5,110)
Contributed capital
Net (loss) for the year                                                                  (1,555)       (1,555)
                                        ---------    ----------    ----------      ------------    ----------

BALANCES, DECEMBER 31, 2003             1,000,002         1,000        16,525           (24,190)       (6,665)

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICITS)
                                  (CONTINUED)

                                                                                    Accumulated
                                                                                  Deficit During
                                         Common        Stock        Paid in        Development
                                         Shares        Amount       Capital           Stage           Total
                                        ---------    ----------    ----------      ------------    ----------
Contributed capital                                                                          0              0

Net (loss) for the period                                                                    0              0
                                        ---------    ----------    ----------      ------------    ----------
BALANCES, MARCH 31, 2004                1,000,002    $    1,000    $   16,525      ($    24,190)   ($   6,665)
                                        =========    ==========    ==========      ============    ==========

                 See accompanying notes to financial statements.

                           CEMTECH INDUSTRIES LIMITED
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOW


                                                                                                  CUMULATIVE
                                                                                              FROM JULY 16, 1998
                                                                     FOR THE THREE MONTHS       (INCEPTION) TO
                                                                     ENDED MARCH 31, 2004       MARCH 31, 2004
                                                                     --------------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                $      0                 $(24,190)

Adjustments to reconcile net income to cash provided by operating activities:

Changes in operating assets and liabilities:                                     0                    6,665

Increase/(decrease) in accounts payable and accrued liabilities

                                                                          --------                 --------
NET CASH FLOWS (USED IN) IN OPERATING ACTIVITIES                                 0                  (17,525)

CASH FLOWS FROM INVESTING ACTIVITIES                                             0                        0
                                                                          --------                 --------
NET CASH FLOWS (USED IN) IN INVESTING ACTIVITIES                                 0                        0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                               0                    1,000

Contributed capital                                                              0                   16,525
                                                                          --------                 --------
NET CASH FLOWS (USED IN) IN FINANCING ACTIVITIES                                 0                   17,525

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        0                        0
                                                                          ========                 ========

CASH, BEGINNING OF THE YEAR                                                      0                        0

CASH, END OF THE YEAR                                                     $      0                 $      0
                                                                          ========                 ========

                 See accompanying notes to financial statements.

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2004

1) GENERAL

Cemtech Industries Limited ("the Company"), formerly known as Baxtrom & Associates, Inc., changed to its current name on February 1, 2002. The Company is in the development stage and generates no income (see Note # 3, Development Stage Company). The Company is a Nevada corporation, incorporated on July 16, 1998. It has no full time staff or operations as of March 31, 2004. Its corresponding address was at 10655 Southport Road S.W., Suite 500, Calgary Alberta Canada T2W 4Y1. On June 24, 2003, the Company changed its address to 6075 South Eastern Ave., Suite 1, Las Vegas, NV, 89119-3146.

Since the inception, the Company has had no operations. The Company's objective was to merge with a company whose operations will be sufficient to sustain cash flow and profitable operations. On February 4, 2003, Asia European Investments Inc. (which owns 85% equity of the Company) and Pala Mesa Investments Inc. reached an agreement to reduce the original purchase price of the Company from US$ 385,000 to US$ 262,053. As of March 31, 2004, European Investments Inc. has paid Pala Mesa Investments Inc. US$ 202,053 for execution of the purchase agreement.

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

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2004

      b)BASIS OF PRESENTATION

      The financial statements of the Company are prepared based on its own activities. The financial statements of the holding company, namely, Asia European Investments Inc., were excluded from the Company's financial statements.

      c)USE OF ESTIMATES

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

      d)ASSETS AND LIABILITIES

      As Cemtech is a shell company and has little activities since its incorporation. As of March 31, 2004, the Company has no assets but incurred certain liabilities. (See Note # 7, Going Concern).

      e)INCOME/REVENUE RECOGNITION

      The Company is in development stage and has not started its operations. As of March 31, 2004, there were no income/ revenue.

      f)OPERATION EXPENSES

      Operation expenses include accounting and filing fees. All major expenses incurred are properly accrued for.

      g)INCOME TAX

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2004

      The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes', which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rate to apply taxable income in the year in which those temporary differences are expected to be recovered or settled. As of March 31, 2004, the Company has no deferred tax assets or liabilities, as there were no significant difference between the tax and financial statements bases of assets and liabilities.

      The Company may be subjected to income taxes on an entity basis on income arising or derived from tax jurisdictions in which it operates. The current provision for income tax needs to be provided at the applicable tax rates in accordance with the relevant income tax laws and tax credits when applicable, may apply. As of March 31, 2004, the Company has not begun its operations and did not generate any operating profit. Therefore, no material federal income taxes provision is required.

      Despite the Company did not make profit over the years, it has not filed US corporate tax returns with the Internal Revenue Service as of March 31, 2004 (see Note # 8, Subsequent Events).

      3) DEVELOPMENT STAGE

      According to SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, the Company is classified as a development stage company, as it meets two basic criteria: 1) it devotes most of its activities to establishing a new business; and 2) its principle activities have not yet commenced.

Cemtech Industries Ltd
Notes to the financial statements - March 31, 2004

      4) MAJOR CUSTOMERS

      Since the Company is a developing stage company (See Note # 3, Development Stage Company) and has not commenced its activities, it does not have any customer for the quarter ended March 31, 2004.

      5) STOCK AND SHAREHOLDERS

      Despite the fact that the Company was acquired Asia European Investments Ltd. and the majority of the purchase price has been paid (See Note # 1, General), the number of shareholders remains the same as before the merger. The number of outstanding shares of the issuer's common stock, US $0.001 par value, was 1,000,002 as of March 31, 2004. The 1,000,002 were issued to approximately 37 individuals and entities. Of the shares issued, all are restricted.

      6) RELATED PARTY TRANSACTIONS

      There is no related party transaction for the quarter ended March 31, 2004.

      7) GOING CONCERN

      These financial statements have been prepared on a going concern basis. As of March 31, 2004, the Company has suffered recurring losses from operations, and has a capital deficiency of $24,190. The Company's ability to continue its business is dependent upon its ability to attain profitable operations, and obtain additional funds that are sufficient to meet its current and future obligations. The accompanying financial statements do not include, nor reflect any provision regarding this going concern uncertainty. (See Note # 8, Subsequent Events on the Form 15 filing with the SEC).